Form 10QSB
period 1998-09-30
BRIGHTON TECHNOLOGIES CORP
filed 1999-01-11
CIK 1029140

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                     FORM 10-QSB

[X]  Quarterly Report under Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     For the quarterly period ended September 30, 1998

[ ]  Transition Report under Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     For the transition period from _________ to _________

                           Commission file number:  0-24903

                          BRIGHTON TECHNOLOGIES CORPORATION
-------------------------------------------------------------------------------
          (Exact name of small business issuer as specified in its charter)

          Delaware                                          87-0460452
-------------------------------                        ----------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                        Identification Number)

                                    6 Pearl Court
                             Allendale, New Jersey 07401
-------------------------------------------------------------------------------
                       (Address of principal executive offices)

Issuer's telephone number, including area code:  (201) 818-2889

                                    Not applicable
-------------------------------------------------------------------------------
                (Former name, former address and former fiscal year,
                            if changed since last report.)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     As of September 30, 1998, the issuer had 4,530,379 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

                  BRIGHTON TECHNOLOGIES CORPORATION AND SUBSIDIARIES

                                        INDEX


PART I.   FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Consolidated Balance Sheet (Unaudited) -  September 30, 1998

              Consolidated Statements of Operations (Unaudited) -
              Three Months and Nine Months Ended September 30,
              1997 and 1998

              Consolidated Statement of Stockholders' Equity (Unaudited) - Nine Months Ended September 30, 1998

              Consolidated Statements of Cash Flows (Unaudited) -
              Nine Months Ended September 30, 1997 and 1998

              Notes to Consolidated Financial Statements
              (Unaudited) - Nine Months Ended September 30, 1997
              and 1998

     Item 2.  Management's Discussion and Analysis or Plan of
              Operation


PART II.  OTHER INFORMATION

     Item 2.  Changes in Securities

     Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

                  Brighton Technologies Corporation and Subsidiaries
                       Consolidated Balance Sheet (Unaudited)
                                  September 30, 1998



ASSETS

Current assets:
  Cash and cash equivalents                $1,147,324
  Accounts receivable, net                  2,166,677
  Costs and accumulated gross
    profit in excess of billings
    on uncompleted contracts                2,242,891
  Receivables from stockholders
    and related parties (Note 6)              480,917
  Prepaid expenses                            397,893
  Advances to customers (Note 4)            1,196,588
                                            ---------
    Total current assets                    7,632,290
                                            ---------

Fixed assets:
  Furniture and equipment                     566,500
  Less:  Accumulated depreciation            (234,886)
                                            ---------
                                              331,614
  Brighton-STAQ project
    equipment (Note 4)                      1,822,294
                                            ---------
    Net fixed assets                        2,153,908
                                            ---------

Other assets:
  Deposits                                     22,351
  Intangible assets, net                       19,804
                                            ---------
    Total other assets                         42,155
                                            ---------
    Total assets                           $9,828,353
                                            =========


                                     (continued)

                  Brighton Technologies Corporation and Subsidiaries
                 Consolidated Balance Sheet (Unaudited) (continued)
                                 September 30, 1998


LIABILITIES

Current liabilities:
  Accounts payable                        $1,220,538
  Accrued expenses                           506,348
  Accrued licensing costs
    (Note 4)                                 450,000
  Billings in excess of costs
    and accumulated gross
    profit on uncompleted
    contracts                              3,291,991
  Customer deposits (Note 4)               2,255,116
  Deferred revenue                           189,866
  Current portion of long-term
    debt (Note 5)                            150,000
  Taxes payable                               63,000
                                           ---------
    Total current liabilities              8,126,859
                                           ---------

Long-term liabilities:
  Deferred taxes                             456,000
  Minority interests                         128,832
                                           ---------
    Total long-term liabilities              584,832
                                           ---------












                                     (continued)

                  Brighton Technologies Corporation and Subsidiaries
                 Consolidated Balance Sheet (Unaudited) (continued)
                                  September 30, 1998


STOCKHOLDERS' EQUITY

Stockholders' equity (Note 3):
  Preferred stock, $.001 par
    value; authorized -
    5,000,000 shares; issued -
    none
  Common stock, $.001 par value;
    authorized - 100,000,000
    shares; issued - 4,530,379
    shares                                 $    4,530
  Contributed capital                       3,449,530
  Accumulated deficit                      (2,337,398)
                                            ---------
    Net stockholders' equity                1,116,662
                                            ---------
    Total liabilities and
      stockholders' equity                 $9,828,353
                                            =========











             See accompanying notes to consolidated financial statements.

                  Brighton Technologies Corporation and Subsidiaries Consolidated Statements of Operations (Unaudited)
                    Three Months Ended September 30, 1997 and 1998


                                         1997            1998
                                      ----------      ----------
Revenues                              $1,377,465      $1,255,565
Cost of revenues                         852,063       1,016,010
                                       ---------       ---------
     Gross profit                        525,402         239,555
                                       ---------       ---------

Operating expenses:
  General and administrative             467,296         493,166
  Selling and marketing                   96,931         156,203
  Depreciation and amortization           22,955          23,726
  Consulting fees (Note 5)                91,849
  Foreign currency transaction
    (gains) losses                        13,472          (2,612)
                                       ---------       ---------
     Total operating expenses            692,503         670,483
                                       ---------       ---------
     Operating loss                     (167,101)       (430,928)
                                       ---------       ---------

Other income (expense):
  Interest expense and bank fees         (15,870)        (41,439)
  Interest income                         33,898          10,819
  Miscellaneous income (expense)           9,741          23,539
                                       ---------       ---------
     Total other income
       (expense), net                     27,769          (7,081)
                                       ---------       ---------
     Loss before income taxes and
       minority interests               (139,332)       (438,009)

Benefit from income taxes (Note 1)       (58,000)

Minority interests                         3,332
                                       ---------       ---------
Net loss                              $  (78,000)     $ (438,009)
                                       =========       =========

Net loss per common share -
  basic and diluted (Note 2)          $     (.02)     $     (.10)
                                       =========       =========




             See accompanying notes to consolidated financial statements.

                  Brighton Technologies Corporation and Subsidiaries Consolidated Statements of Operations (Unaudited)
                    Nine Months Ended September 30, 1997 and 1998


                                          1997            1998
                                      ----------      ----------
Revenues                              $5,913,330     $10,106,896
Cost of revenues                       4,057,207       7,556,511
                                       ---------      ----------
     Gross profit                      1,856,123       2,550,385
                                       ---------      ----------

Operating expenses:
  General and administrative           1,309,832       1,769,834
  Selling and marketing                  353,259         436,769
  Depreciation and amortization           63,269          83,199
  Consulting fees (Note 5)               366,430
  Foreign currency transaction
    (gains) losses                        20,895         (10,115)
                                       ---------      ----------
     Total operating expenses          2,113,685       2,279,687
                                       ---------      ----------
     Operating income (loss)            (257,562)        270,698
                                       ---------      ----------

Other income (expense):
  Interest expense and bank fees         (43,994)       (154,707)
  Interest income                         77,418          32,028
  Write-off of offering costs
    (Note 7)                                            (582,685)
  Miscellaneous income (expense)          17,832           4,186
                                       ---------      ----------
     Total other income
       (expense), net                     51,256        (701,178)
                                       ---------      ----------
     Loss before income taxes
       and minority interests           (206,306)       (430,480)

Provision (benefit) for income
  taxes (Note 1)                         (89,000)          6,311

Minority interests                         9,282             130
                                       ---------      ----------
Net loss                              $ (108,024)    $  (436,661)
                                       =========      ==========
Net loss per common share -
  basic and diluted (Note 2)          $     (.03)    $      (.11)
                                       =========      ==========


             See accompanying notes to consolidated financial statements.

                  Brighton Technologies Corporation and Subsidiaries
              Consolidated Statement of Stockholders' Equity (Unaudited)
                         Nine Months Ended September 30, 1998


                   Common Stock
                 ----------------  Contributed Accumulated
                 Shares    Amount    Capital     Deficit      Total
                 ------    ------    -------     -------      -----
Balance,
  December
  31, 1997       3,495,333 $3,495  $1,907,396 $(2,483,422) $ (572,531)
Adjustment
  to reflect
  restatement
  - deferred
  offering
  costs (see
  Note 7)                                         582,685     582,685
                 ---------  -----   ---------   ---------   ---------
Balance,
  December
  31, 1997,
  as
  restated       3,495,333  3,495   1,907,396  (1,900,737)     10,154
Sale of
  common
  stock            735,046    735   1,198,436               1,199,171
Costs
  related
  to the
  sale of
  common
  stock                               (81,002)                (81,002)
Conversion
  of note
  payable
  and
  accrued
  interest
  into
  common
  stock            300,000    300     424,700                 425,000
Net loss
  for the
  period                                         (436,661)   (436,661)
                 ---------  -----   ---------   ---------   ---------
Balance,
  September
  30, 1998       4,530,379 $4,530  $3,449,530 $(2,337,398) $1,116,662
                 =========  =====   =========   =========   =========


             See accompanying notes to consolidated financial statements.

                  Brighton Technologies Corporation and Subsidiaries Consolidated Statements of Cash Flows (Unaudited)
                    Nine Months Ended September 30, 1997 and 1998


                                               1997            1998
                                            ----------      ----------
Cash flows from operating activities:
  Net loss                                  $ (108,024)     $ (436,661)
                                             ---------       ---------
  Adjustments to reconcile net
    loss to net cash provided by
    (used in) operating activities:
      Depreciation and amortization            166,394         113,471
      Deferred income taxes                     83,000
      Minority interests                        (9,282)           (130)
      Non-cash compensation expense             54,187
      Note payable issued for
        consulting fees                        150,000
      Write-off of deferred
        offering costs                                         582,685
      Changes in operating assets
        and liabilities:
          (Increase) decrease in -
          Accounts receivable and
            advances to customers           (1,340,370)       (356,864)
          Costs and accumulated
            gross profit in
            excess of billings on
            uncompleted contracts            1,111,880        (138,260)
          Prepaid expenses                     105,318         364,517
          Deposits                             (21,638)         (7,861)
          Other current assets                   4,700           1,000
          Increase (decrease) in -
          Accounts payable                     670,307         381,294
          Accrued expenses                      96,705        (153,138)
          Billings in excess of
            costs and accumulated
            gross profit on
            uncompleted contracts           (3,815,324)
          Deferred revenue                      11,023          98,107
          Customer deposits                  2,153,628         105,116
          Taxes payable                       (186,000)
                                             ---------       ---------
            Total adjustments                 (765,472)        989,937
                                             ---------       ---------
  Net cash provided by (used in)
    operating activities                      (873,496)        553,276
                                             ---------       ---------


                                     (continued)

                  Brighton Technologies Corporation and Subsidiaries
            Consolidated Statements of Cash Flows (Unaudited) (continued)
                    Nine Months Ended September 30, 1997 and 1998


                                               1997            1998
                                            ----------      ----------
Cash flows from investing activities:
  Decrease in restricted cash               $1,276,365      $
  Acquisition of fixed assets                  (55,935)       (301,697)
                                             ---------       ---------
  Net cash provided by (used in)
    investing activities                     1,220,430        (301,697)
                                             ---------       ---------


Cash flows from financing activities:
  Sale of common stock, net of
    related costs                              307,532       1,118,169
  Repayment of note payable                                   (233,855)
  Advances to stockholder and
    related parties                           (349,834)       (248,696)
  Decrease in payable to
    stockholders                              (227,298)
  Increase in deferred offering
    costs                                     (237,093)
                                             ---------       ---------
  Net cash provided by (used in)
    financing activities                      (506,693)        635,618
                                             ---------       ---------

Net increase (decrease) in cash
  and cash equivalents                        (159,759)        887,197
Cash and cash equivalents, at
  beginning of period                          716,699         260,127
                                             ---------       ---------
Cash and cash equivalents, at
  end of period                             $  556,940      $1,147,324
                                             =========       =========







             See accompanying notes to consolidated financial statements.

                  Brighton Technologies Corporation and Subsidiaries
                Notes to Consolidated Financial Statements (Unaudited)
                    Nine Months Ended September 30, 1997 and 1998


1.   Basis of Presentation

     The accompanying consolidated financial statements are unaudited but, in the opinion of management of the Company, contain all adjustments necessary to present fairly the financial position at September 30, 1998, the results of operations for the three months and nine months ended September 30, 1997 and 1998, and the cash flows for the nine months ended September 30, 1997 and 1998. Except as may be noted below, these adjustments are of a normal recurring nature. The accompanying consolidated financial statements include the accounts of the Company and its direct subsidiaries and joint ventures in which the Company has a controlling interest. All intercompany accounts and transactions have been eliminated in consolidation.

     Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the Company's consolidated financial statements and notes thereto for the years ended December 31, 1996 and 1997, as filed with the Securities and Exchange Commission.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 1998.

     All common share, common share equivalent and per share amounts have been restated for all periods presented to reflect one-for-three reverse stock splits effective October 17, 1997 and

January 26, 1998, and a three-for-one stock split effective April 15, 1998.

     Certain prior period amounts have been reclassified to conform to the current year presentation.


2.   Net Loss Per Common Share

     Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"), which establishes standards for computing and presenting earnings per share. SFAS No. 128 replaces the presentation of primary earnings per share and fully diluted earnings per share with basic earnings per share and diluted earnings per share, respectively. Basic earnings per share excludes the dilutive effects of options and convertible securities, if any, and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed assuming the exercise or conversion of common equivalent shares, if dilutive, consisting of unissued shares under stock options, warrants and debt instruments. In accordance with SFAS No. 128, all prior periods presented have been restated to conform to the new presentation.

     At September 30, 1998, potentially dilutive securities representing 62,269 shares of common stock were outstanding, consisting of a $150,000 convertible note payable (see Note 5), plus accrued interest, convertible into 55,067 shares of common stock, a stock option exercisable at $7.50 per share (which was in excess of average fair market value during 1998) to purchase 8,334 shares of common stock, and employee stock options exercisable at $4.50 per share to purchase 1,868 shares of common stock.

     Basic and diluted loss per share are the same for all periods presented.

     The following tables present the components of basic and diluted loss per share for the three months and nine months ended September 30, 1997 and 1998:


                                 Three Months Ended September 30,
                                 --------------------------------
                                       1997            1998
                                    ----------      ----------
Net loss - as reported              $  (78,000)     $ (438,009)
                                     =========       =========

Weighted average number of
  common shares outstanding          3,482,706       4,527,712
                                     =========       =========

Net loss per common share -
  Basic and Diluted                 $     (.02)     $     (.10)
                                     =========       =========


                                  Nine Months Ended September 30,
                                  -------------------------------
                                       1997            1998
                                    ----------      ----------
Net loss - as reported              $ (108,024)     $ (436,661)
                                     =========       =========

Weighted average number of
  common shares outstanding          3,471,867       4,039,651
                                     =========       =========

Net loss per common share -
  Basic and Diluted                 $     (.03)     $     (.11)
                                     =========       =========


Note: For the three months and nine months ended September 30, 1997 and 1998, the assumed conversion into common stock of a $150,000 note payable and the exercise of outstanding stock options were not included in the calculation of net loss per common share, as the effect would be anti-dilutive.


3.   Stockholders' Equity

     During the nine months ended September 30, 1998, the Company sold a total of 735,046 shares of common stock for gross proceeds of $1,199,171, and incurred related costs of $81,002, generating net proceeds of $1,118,169.

     During June 1998, the Company settled a note payable with a balance of $672,940, including accrued interest, by issuing 300,000 shares of common stock for $425,000 of such amount and by making a cash payment of $247,940 for the remaining amount.


4.   Commitments and Contingencies

     China National Project -

     During April 1994, the Company entered into a long-term turn-key contract with China National Chemical Construction Chongqing Company ("China National") to assist in the design and construction of a sodium bichromate production plant in the PRC that was expected to generate total revenues of $11,000,000 for the Company. Revenues under this contract for the years ended December 31, 1996 and 1997 were approximately $1,048,000 and $2,237,000, respectively, or 13% and 35% of the Company's total revenues, respectively. Revenues under this contract for the nine months ended September 30, 1997 were approximately $2,237,000 or 38% of the Company's total revenues; the Company did not record any revenues with respect to this contract for the nine months ended September 30, 1998. The Company had recorded cumulative aggregate revenues of $6,969,000 through September 30, 1998 under this contract, or approximately 63% of the contract's total expected revenues. Management does not expect to enter into any significant contracts of this type in the future.

     The Company has been advised by China National that they are currently negotiating with third party lenders for the necessary funds to complete the construction of the project. The Company is currently unable to predict the ultimate outcome of these discussions. In the event that China National is unsuccessful in its efforts to obtain such financing and construction efforts are further suspended or terminated, the Company's anticipated revenues in the future with regard to this contract may be reduced or eliminated. The Company does not currently expect that it will recognize any significant revenues from this contract during the year ending December 31, 1998. If China National is unable to complete the project, management does not expect that the ultimate resolution of this matter will have a material adverse impact on the Company's financial position, results of operations or cash flows, other than the loss of revenue, profits and cash flows that would have been realized if the project had been completed.

     As an accommodation to China National for excess funds held by the Company, the Company has periodically loaned funds to China National. These loans do not bear interest and do not stipulate repayment dates. As of December 31, 1997 and September 30, 1998, the Company had advanced $1,181,513 to China National, which is included in advances to customers in the consolidated balance sheet. In addition, a deposit payable to China
National of $2,150,000 was outstanding at December 31, 1997 and September 30, 1998, which is included in customer deposits in the consolidated balance sheet.

     Brighton-STAQ Joint Venture -

     Beijing Brighton-STAQ Electronic System Company Limited ("Brighton-STAQ") is a PRC joint venture that was formed to design, develop, install and maintain a computer network for the trading of securities in China (the "STAQ On-line Network"). The Company owns a 90% interest in the Brighton-STAQ and had invested or advanced approximately $1,650,000 and $2,105,000 with respect to Brighton-STAQ as of December 31, 1997 and September 30, 1998, respectively. As of December 31, 1997, the Company had fully funded its original obligation to invest $1,600,000 in Brighton-STAQ. The remaining 10% interest in Brighton-STAQ is owned by a company controlled by the STAQ Exchange, one of four national securities exchanges in China. The minority interest holder of Brighton-STAQ has the right to acquire an additional 10% ownership interest per annum (at the then determinable fair values) up to a maximum interest of 49%. The Company had also committed to provide aggregate funding of approximately $4,000,000 during 1998 in the form of loans, based on initial estimates of the amount of working capital required during 1998 to support the start-up and subsequent expansion of the STAQ On-line Network.

     To the extent that the Company is unable to timely fund its current commitment to Brighton-STAQ during 1998, the planned expansion of the STAQ On-line Network into additional cities in China will be deferred, thus delaying the development of Brighton-STAQ and its ability to reach operational viability. A delay in expanding the STAQ On-line Network may also result in potential customers adopting alternative systems to trade securities in China, thus diminishing the STAQ On-line Network's expansion potential and competitive position in China. The occurrence of these events could reduce the potential future commercial and economic value of the STAQ On-line Network, which would adversely affect the potential future profitability of Brighton-STAQ as it relates to the Company's consolidated results of operations.

     Based on revised and updated estimates of the cost to fund the expansion of the STAQ On-line Network, the Company does not believe that the entire $4,000,000 funding will be required during 1998. The Company currently expects to meet its funding commitment to Brighton-STAQ through a private sale of its common stock, although there can be no assurances that the Company will be successful in this regard. To the extent that Brighton-STAQ were to be funded by sources unrelated to the Company, the Company's interest in Brighton-STAQ could be reduced or eliminated, which would adversely affect the potential future profitability of Brighton-STAQ as it relates to the Company's consolidated results of operations. Since the Company has fully funded its original $1,600,000 commitment to Brighton-STAQ, the Company believes that this event is unlikely. If Brighton-STAQ were to cease operations as a result of the Company's inability to provide adequate and timely funding, the Brighton-STAQ equipment aggregating $1,822,294 at September 30, 1998 would be liquidated at net realizable value and the resulting loss, if any, would be charged to operations.

     Contractual Obligations -

     As a result of the delay in the China National project, the Company is in the process of renegotiating the terms of certain aspects of technological licensing arrangements that it entered into in conjunction with its contract with China National. The contractual value of services currently under negotiation is approximately $450,000. The inability of the Company to fulfill contractual terms of long-term projects or to negotiate favorable arrangements on the use or distribution of licensed technology may have a material adverse effect on the Company's consolidated financial statements.

     Letters of Credit -

     As of September 30, 1998, the Company had issued an irrevocable letter of credit for approximately $253,000, representing a contingent commitment for the purchase of equipment, none of which had been disbursed. During December 1997, the wife of the Company's founder and majority stockholder, who is an officer and director of the Company, provided a short-term credit facility to the Company by depositing $500,000 into a short-term interest-bearing account with a Hong Kong bank as security for the bank's letter of credit for $2,145,000 issued to a supplier. The full amount of the letter of credit was disbursed and repaid during the nine months ended September 30, 1998. The estimated imputed cost of such credit facility was not significant.

     Income Taxes -

     The Company and the Internal Revenue Service are in preliminary discussions regarding certain tax matters and related methodologies utilized in previous tax years. The Company is unable to predict, with any degree of certainty, the ultimate resolution of this matter. The Company does not believe such resolution will have a material impact on its results of operations, financial condition or cash flows.

5.   Consulting Fees

     During the three months and nine months ended September 30, 1997, the Company recorded a charge to operations for consulting fees related to certain professional, consulting and other costs incurred in connection with the Company's ongoing business development and financing activities. During the three months ended September 30, 1997, such consulting fees aggregated $91,849, of which $3,435 was paid to an affiliate of a director of the Company. During the nine months ended September 30, 1997, such consulting fees aggregated $366,430, of which $19,308 was paid to an affiliate of a director of the Company, and $175,000 consisted of a cash payment of $25,000 and a note payable for $150,000 for services rendered by a consulting firm. The Company did not incur any similar consulting fees during the three months and nine months ended September 30, 1998.

     The $150,000 note payable was unsecured, with interest at 10% per annum to accrue until the due date of February 24, 1998. Thereafter, such note is due and payable upon demand, with interest at 12% per annum. The Company has the option of converting the note, including accrued interest, on or after the due date, into shares of common stock, with the value of such common shares to be calculated at 75% of the market price on the conversion date. The maximum number of common shares that the Company will be required to reserve and issue as full settlement for the note, including accrued interest, is 75,000 shares. Such shares, if issued, will be restricted and will have piggyback registration rights. As of September 30, 1998, the note, including accrued interest, was convertible into 55,067 shares of common stock.


6.   Related Party Transactions

     During September 1997, the Company's founder and majority stockholder sold project equipment to the Company with a fair market value of $185,950, which was equivalent to the price that the Company would have had to pay to purchase such equipment in the open market, in exchange for an equivalent reduction in the amount due the Company from the stockholder.

     In order to meet its working capital requirements, the Company has periodically received funding from the Company's founder and majority stockholder and his family members. The Company has also periodically made advances to or on behalf of the principals and officers of the Company. Such advances are unsecured and generally bear no stated interest rate or terms of repayment. As of December 31, 1997, amounts due from the Company's founder and majority stockholder and his family members aggregated $232,221. During the nine months ended September 30, 1998, the Company advanced an aggregate of $248,696 to the Company's founder and majority stockholder and his family members, resulting in a balance due of $480,917 at September 30, 1998. On June 30, 1998, $190,564 of such advances were converted into a note bearing interest at 5% per annum.

7.   Restatement of Financial Statements

     The Company is currently in discussions with the staff of the Securities and Exchange Commission (the "Staff") regarding certain accounting issues raised by the Staff as a result of its review of the Company's Registration Statement on Form 10-SB, which became effective on November 22, 1998.

     As a result of such discussions, the Company revised and restated its previously reported financial statements as of and for the year ended December 31, 1997 which were included in the Registration Statement on Form 10-SB. The revised financial statements reflect deferred offering costs of $582,685 as an asset at December 31, 1997, rather than as an expense for the year ended December 31, 1997. Deferred offering costs consisted of capitalized professional fees and related costs incurred in connection with the Company's contemplated public offering of its securities. Based on an assessment of market conditions and other factors, the Company decided to abandon the offering during the three months ended March 31, 1998. The revised financial statements reflect the write-off of deferred offering costs of $582,685 during the three months ended March 31, 1998 and the nine months ended September 30, 1998.

     As a result of the restatement of the Company's financial statements as discussed above, the previously reported net loss for the year ended December 31, 1997 decreased from ($1,584,527) to ($1,001,842), and net loss per common share decreased from ($.46) to ($.29) per share. As of December 31, 1997, the previously reported total assets increased from $8,364,573 to $8,947,258, and net stockholders' equity (deficit) increased from ($572,531) to $10,154. For the six months ended June 30, 1998, the previously reported net income decreased from $584,033 to $1,348, and net income per common share decreased from $.15 to $0 per share.

     The Company does not expect that the resolution of the remaining accounting issues will have a material effect on the Company's consolidated financial position at September 30, 1998.

8.   Recent Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which is effective for financial statements issued for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. SFAS No. 130 defines comprehensive income to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is presented with the same prominence as other financial statements. The Company does not have any significant components of comprehensive income other than net income (loss). Accordingly, adoption of SFAS No. 130 did not have a material effect on the Company's financial statement presentation and disclosures, and a separate statement of comprehensive income has not been presented.

     In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise", and which is effective for financial statements issued for fiscal years beginning after December 15,

1997. SFAS No. 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. SFAS No. 131 also establishes standards for disclosures by public companies regarding information about their major customers, operating segments, products and services, and the geographic areas in which they operate. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS No. 131 requires comparative information for earlier years to be restated. The Company's results of operations and financial position will not be affected by implementation of SFAS No. 131. The Company is evaluating the effect that adoption of SFAS No. 131 will have on its financial statement disclosures.

     In February 1998, the Financial Accounting Standards Board issued Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS No. 132"), which is effective for financial statements issued for fiscal years beginning after December 15, 1997. SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans. SFAS No. 132 requires comparative information for earlier years to be restated. The Company's results of operations and financial position will not be affected by implementation of SFAS No. 132. The Company is evaluating the effect that adoption of SFAS No. 132 will have on its financial statement disclosures.

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which is effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 1999. SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. SFAS No. 133 also addresses the accounting for hedging activities. The Company has not determined whether SFAS No. 133 will have a material impact on its financial statement presentation or disclosures.

     In October 1998, the Financial Accounting Standards Board issued Statement No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" ("SFAS No. 134"), which is effective for financial statements for the first fiscal quarter beginning after December 15, 1998. SFAS No. 134 amends

Statement No. 65, "Accounting for Certain Mortgage Banking Activities" ("SFAS No. 65"), which, as amended, required that after the securitization of a mortgage loan held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed security as a trading security. SFAS No. 134 further amends SFAS No. 65 to require that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. SFAS No. 134 conforms the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage banking entity with the subsequent accounting for securities retained after the securitization of other types of assets by non-mortgage banking enterprises, resulting in such securities being classified as held-to-maturity if they conform to the requirements of SFAS No. 115. The Company has not determined whether SFAS No. 134 will have a material impact on its financial statement presentation or disclosures.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

     This Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 1998 contains "forward-looking statements" within the meaning of the Federal securities laws. These forward-looking statements include, among others, statements concerning the Company's expectations regarding sales trends, gross margin trends, the availability of short-term bank borrowings to fund operations and capital expenditures, the repayment of loans, facility expansion plans, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements contained in this Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 1998 are subject to risks and uncertainties that could cause actual results to differ materially from those results expressed in or implied by the statements contained herein.


Overview:

     Effective November 11, 1996, the Company acquired all of the issued and outstanding capital stock of BIC and BECL from Kit Kung and Hong Yun (the "Brighton Shareholders") in exchange for the issuance by the Company of an approximate 88% controlling interest in the Company to the Brighton Shareholders at that time. The acquisition of BIC and BECL by the Company was accounted for as a recapitalization of BIC and BECL, with BIC and BECL as the acquirer (reverse acquisition). This transaction was consummated to consolidate the operating companies (BIC and BECL) owned by the Brighton Shareholders into one entity and to attract and facilitate investment into the Company. Accordingly, the historical financial statements consist of the combined financial statements of BIC and BECL, for all periods presented. The consolidated financial statements include the accounts of BIC, a United States-based company, and BECL, a Hong Kong-based holding company with controlling interests in four active Hong Kong subsidiaries and joint ventures. All common share and per share amounts presented herein have been adjusted to reflect the 1-for-3 reverse stock splits effective October 17, 1997 and January 26, 1998, and a three-for-one stock split effective April 15, 1998.

     BIC is a distributor of third party manufactured industrial equipment to customers in China and other Pacific Basin countries. BECL is an investment and holding company whose subsidiaries are involved in the buying, selling and installation of computer and industrial equipment, and the marketing, sale and service of wireless telecommunication equipment used for credit card approval and authorization systems in China and other Pacific Basin countries by banks and other financial institutions.

     Beijing Brighton-STAQ Electronic System Company Limited ("Brighton-STAQ") is a PRC joint venture that was formed to design, develop, install and maintain a computer network for the trading of securities in China (the "STAQ On-line Network"). The Company owns a 90% interest in Brighton-STAQ, and a company controlled by the STAQ Exchange, one of four national securities exchanges in China, owns the remaining 10% interest in Brighton-STAQ. During February 1998, the Company commenced initial operations of the STAQ On-line Network for the STAQ Exchange. Revenues from the STAQ On-line Network during the nine months ended September 30, 1998 were not significant.

     Accordingly, the Company considers its operations at September 30, 1998 to be in three business segments: industrial equipment distribution, computer network integration and information services.

     On April 15, 1994, BIC entered into a long-term contract with expected revenues of $11,000,000 with China National to provide aid in the design and construction of a sodium bichromate production plant in Chongqing, Sichuan Province, PRC, with an annual production capacity of 20,000 metric tons. Although this contract and the work related to it were outside the ordinary scope of the Company's industrial equipment distribution business, given its size and complexity, because of certain third party technology that was available to the Company at that time, the Company was able to successfully bid on the contract. Contracts of this nature are project based and since the Company's current focus is on developing other business opportunities in China, the Company does not anticipate engaging in additional projects of this type or size in the foreseeable future. This contract was temporarily suspended in February 1996 by the municipal government due to environmental concerns relating to China National's proposed methods of waste disposal by the plant, but activity under this contract continued through 1997 as a result of existing commitments.

     The Company has been advised by China National that they are currently negotiating with third party lenders for the necessary funds to complete the construction of the project. The Company is currently unable to predict the ultimate outcome of these discussions. In the event that China National is unsuccessful in its efforts to obtain such financing and construction efforts are further suspended or terminated, the Company's anticipated revenues in the future with regard to this contract may be reduced or eliminated. The Company does not currently expect that it will recognize any significant revenues from this contract during the year ending December 31, 1998. If China

National is unable to complete the project, management does not expect that the ultimate resolution of this matter will have a material adverse impact on the Company's financial position, results of operations or cash flows, other than the loss of revenue, profits and cash flows that would have been realized if the project had been completed.

     Revenues under this contract for the years ended December 31, 1996 and 1997 were approximately $1,048,000 and $2,237,000, respectively, or 13% and 35% of the Company's total revenues, respectively. Revenues under this contract for the nine months ended September 30, 1997 were approximately $2,237,000 or 38% of the Company's total revenues; the Company did not record any revenues with respect to this contract for the nine months ended September 30, 1998. The Company had recorded cumulative aggregate revenues of $6,969,000 through September 30, 1998 under this contract, or approximately 63% of the contract's total expected revenues. For the years ended December 31, 1996 and 1997, and the nine months ended September 30, 1997 and 1998, this contract accounted for approximately 29%, 50%, 63% and 0% of industrial equipment distribution revenues, respectively.

     During 1997, no customer other than China National accounted for as much as 10% of revenues. During 1996, another customer accounted for approximately 17% of revenues. During the nine months ended September 30, 1998, three customers accounted for approximately 30.3%, 17.6% and 15.5% of revenues, respectively. Although the Company's customers vary from year to year, the Company has historically relied on large contracts with a limited number of customers for a substantial portion of its total revenues, the margins of which may vary significantly. In addition, substantially all of the Company's business is currently conducted with or in China. The Company expects that a significant portion of its future revenues will continue to be generated by a limited number of customers in China, and revenues may vary substantially from quarter to quarter as a result of both the large order sizes and the long lead times characteristic of this business. However, the Company expects that revenues from the STAQ On-line Network will represent an increasing proportion of total China-based revenues in the future. The loss of any of these customers or any substantial reduction in business volume with any of these customers, or any political or economic difficulties in China or between the United States and China, or any currency restrictions or devaluations relative to the United States dollar, could have a material adverse effect on future results of operations.

     The following tables set forth certain historical operating data for the periods presented.


                      Three Months Ended September 30,
                      --------------------------------
                         1997                    1998
                  -----------------       -----------------
                  Amount        %         Amount        %
                  ------      -----       ------      -----
Revenues        $1,377,465    100.0     $1,255,565    100.0

Cost of
revenues           852,063     61.8      1,016,010     80.9

Operating
expenses           600,654     43.6        670,483     53.4

Consulting
fees                91,849      6.7
                 ---------    -----      ---------    -----
Operating
loss              (167,101)   (12.1)      (430,928)   (34.3)

Other income
(expense), net      27,769      2.0         (7,081)     (.6)
                 ---------    -----      ---------    -----
Loss before
income
taxes and
minority
interests         (139,332)   (10.1)      (438,009)   (34.9)

Benefit from
income taxes       (58,000)    (4.2)

Minority
interests            3,332       .2
                 ---------    -----      ---------    -----
Net loss        $  (78,000)    (5.7)    $ (438,009)   (34.9)
                 =========    =====      =========    =====



                        Nine Months Ended September 30,
                        -------------------------------
                         1997                    1998
                  -----------------       -----------------
                  Amount        %         Amount        %
                  ------      -----       ------      -----
Revenues        $5,913,330    100.0    $10,106,896    100.0

Cost of
revenues         4,057,207     68.6      7,556,511     74.8

Operating
expenses         1,747,255     29.6      2,279,687     22.5

Consulting
fees               366,430      6.2
                 ---------    -----      ---------    -----
Operating
income (loss)     (257,562)    (4.4)       270,698      2.7

Other income
(expense), net      51,256       .9       (701,178)    (6.9)
                 ---------    -----      ---------    -----
Loss before
income taxes
and minority
interests         (206,306)    (3.5)      (430,480)    (4.2)

Provision
(benefit) for
income taxes       (89,000)    (1.5)         6,311       .1

Minority
interests            9,282       .2            130
                 ---------    -----      ---------    -----
Net loss        $ (108,024)    (1.8)    $ (436,661)    (4.3)
                 =========    =====      =========    =====


                             GEOGRAPHIC AREA INFORMATION
                             ---------------------------


                       Three Months Ended September 30,
                       --------------------------------
                          1997                    1998
                ---------------------   ----------------------
                   Amount        %         Amount           %
                ----------    -----     ----------       -----
Revenues:

United
States (1)      $1,047,377     76.0     $  962,426        76.7

Far East           330,088     24.0        293,139        23.3
                 ---------    -----      ---------       -----
Total           $1,377,465    100.0     $1,255,565       100.0
                 =========    =====      =========       =====

Operating
Loss:

United States   $  (15,167)    (9.1)    $ (260,254)      (60.4)

Far East           (19,755)   (11.8)       (65,443)      (15.2)

Corporate         (132,179)   (79.1)      (105,231)      (24.4)
                 ---------    -----      ---------       -----
Total           $ (167,101)  (100.0)    $ (430,928)     (100.0)
                 =========    =====      =========       =====



(1) Substantially all of the United States revenues are derived from customers based in the Far East.


                       Nine Months Ended September 30,
                       -------------------------------
                          1997                    1998
                ---------------------   ----------------------
                  Amount        %         Amount           %
                ----------    -----     ----------       -----
Revenues:

United
States (1)      $5,000,743     84.6    $ 6,231,556        61.7

Far East           912,587     15.4      3,875,340        38.3
                 ---------    -----     ----------       -----
Total           $5,913,330    100.0    $10,106,896       100.0
                 =========    =====     ==========       =====

Operating
Income
(Loss):

United States   $  449,524    174.5     $  686,998       253.8

Far East          (175,151)   (68.0)        19,419         7.2

Corporate         (531,935)  (206.5)      (435,719)     (161.0)
                 ---------    -----      ---------       -----
Total           $ (257,562)  (100.0)    $  270,698      (100.0)
                 =========    =====      =========       =====


(1) Substantially all of the United States revenues are derived from customers based in the Far East.

                             BUSINESS SEGMENT INFORMATION
                             ----------------------------


                       Three Months Ended September 30,
                ------------------------------------------------
                          1997                    1998
                ------------------------  ----------------------
                  Amount          %         Amount        %
                ----------      -----     ----------    -----

Revenues:

Computer
network
integration     $  723,349       52.5     $  217,339     17.3

Industrial
equipment
distribution       654,116       47.5      1,038,226     82.7

Information
services (1)

                 ---------      -----      ---------    -----
Total           $1,377,465      100.0     $1,255,565    100.0
                 =========      =====      =========    =====

Operating
Income
(Loss):

Computer
network
integration     $   86,929       52.0     $  107,538     25.0

Industrial
equipment
distribution      (121,851)     (72.9)      (360,087)   (83.6)

Information
services (1)                                 (73,148)   (17.0)

Corporate         (132,179)     (79.1)      (105,231)   (24.4)
                 ---------      -----      ---------    -----
Total           $ (167,101)    (100.0)    $ (430,928)  (100.0)
                 =========      =====      =========    =====


(1) The information services business segment did not generate any operating revenues through September 30, 1998. Costs attributable to the information services business segment were not significant prior to 1998.


                       Nine Months Ended September 30,
                ------------------------------------------------
                           1997                    1998
                ------------------------  ----------------------
                  Amount          %         Amount        %
                ----------      -----     ----------    -----
Revenues:

Computer
network
integration     $2,340,570       39.6     $1,398,621     13.8

Industrial
equipment
distribution     3,572,760       60.4      8,708,275     86.2

Information
services (1)

                 ---------      -----     ----------    -----
Total           $5,913,330      100.0    $10,106,896    100.0
                 =========      =====     ==========    =====

Operating
Income
(Loss):

Computer
network
integration     $  165,034       64.1     $  659,811    243.8

Industrial
equipment
distribution       109,339       42.4        266,049     98.3

Information
services (1)                                (219,443)   (81.1)

Corporate         (531,935)    (206.5)      (435,719)  (161.0)
                 ---------      -----      ---------    -----
Total           $ (257,562)    (100.0)    $  270,698   (100.0)
                 =========      =====      =========    =====


(1) The information services business segment did not generate any operating revenues through September 30, 1998. Costs attributable to the information services business segment were not significant prior to 1998.

Consolidated Results of Operations:

Three Months Ended September 30, 1998 and 1997 -

     Revenues. Revenues for the three months ended September 30, 1998 were $1,255,565, as compared to $1,377,465 for the three months ended September 30, 1997, a decrease of $121,900 or 8.8%. The decrease in revenues in 1998 as compared to 1997 consisted of a decrease in computer network integration revenues of $506,010 or 70.0%, offset in part by an increase of $384,110 or 58.7% in industrial equipment distribution revenues. For the three months ended September 30, 1998 and 1997, industrial equipment distribution revenues represented approximately 82.7% and 47.5% of consolidated revenues, respectively, and computer network integration revenues represented approximately 17.3% and 52.5% of consolidated revenues, respectively. Revenues decreased in 1998 as compared to 1997 primarily as a result of the timing of certain industrial equipment distribution contracts.

     For the three months ended September 30, 1998 and 1997, revenues from the China National contract were $0 and $171,000, respectively. For the three months ended September 30, 1998 and 1997, the China National contract accounted for approximately 0% and 12% of consolidated revenues, respectively, and approximately 0% and 26% of industrial equipment distribution revenues, respectively.

     The Company's current focus in the computer network integration segment of its business is in wireless telecommunication systems. Computer network integration revenues include revenues from the sale and installation of the Aria Wireless System. During 1997, the Company was awarded ten contracts with the Industrial and Commercial Bank of China to customize integration of and install Aria Wireless Systems for ATM linkage and for clearance and settlements for its bank branches. Seven of these contracts were completed during 1997 and the remaining three contracts were scheduled to be completed during 1998, one of which was completed during the three months ended September 30, 1998. For the three months ended September 30, 1998 and 1997, revenues from the sale and installation of the Aria Wireless System were $83,869 and $497,696, respectively, or 38.6% and 68.8% of computer network integration revenues, respectively.

     For the three months ended September 30, 1998, revenues from United States export sales to the Far East decreased by $84,951 or 8.1%, to $962,426 in 1998 from $1,047,377 in 1997, and revenues from Far East based operations decreased by $36,949 or 11.2%, to $293,139 in 1998 from $330,088 in 1997. For the three months ended September 30, 1998 and 1997, revenues from United States export sales to the Far East represented approximately 76.7% and 76.0% of consolidated revenues, respectively, and revenues from Far East based operations represented 23.3% and 24.0% of consolidated revenues, respectively.

     Gross Profit. Gross profit for the three months ended September 30, 1998 decreased by $285,847 or 54.4%, to $239,555 or 19.1% of revenues, as compared to $525,402 or 38.1% of revenues for the three months ended September 30, 1997.
The decrease in gross profit margin in 1998 as compared to 1997 was a result of generally increased competition in the industrial equipment business segment, which the Company expects will continue at least for the remainder of 1998 and 1999.

     General and Administrative Expenses. General and administrative expenses increased by $25,870 or 5.5% to $493,166 or 39.3% of revenues for the three months ended September 30, 1998, as compared to $467,296 or 33.9% of revenues for the three months September 30, 1997.

     Selling and Marketing Expenses. Selling and marketing expenses increased by $59,272 or 61.1% to $156,203 or 12.4% of revenues for the three months ended September 30, 1998, as compared to $96,931 or 7.0% of revenues for the three months September 30, 1997, primarily as a result of increases in employee compensation and occupancy costs incurred to develop and promote the STAQ On-line Network and to support the Company's efforts to expand its operations in the Far East.

     Consulting Fees. During the three months ended September 30, 1997, the Company incurred consulting fees aggregating $91,849 for certain professional, consulting and other costs incurred in connection with the Company's ongoing business development and financing activities. The Company did not incur any similar consulting fees during the three months ended September 30, 1998.

     Operating Income (Loss). For the three months ended September 30, 1998, the Company incurred an operating loss of ($430,928), as compared to an operating loss of ($167,101) for the three months ended September 30, 1997. The increase in the operating loss in 1998 as compared to 1997 was primarily a result of decreased gross margins and increased costs.

     For the three months ended September 30, 1998 and 1997, industrial equipment distribution operating loss represented approximately 34.6% and 18.6% of industrial equipment distribution revenues, respectively, and computer network integration operating income represented approximately 49.5% and 12.0% of computer network integration revenues, respectively. Computer network integration operating income increased significantly in 1998 as compared to 1997 as a result of the aforementioned focus by the Company on the sale and installation of the Aria Wireless System, from which the Company realized improved margins in 1998.

     For the three months ended September 30, 1998 and 1997, operating loss from United States export sales to the Far East represented approximately 27.0% and 1.4% of revenues from United States export sales to the Far East, respectively, and operating loss from Far East based operations represented approximately 22.3% and 6.0% of revenues from Far East based operations, respectively.

     The information services business segment, which consists of the STAQ On-line Network, did not generate any revenues during the three months ended September 30, 1998 and 1997. For the three months ended September 30, 1998, the operating loss from information services was $73,148. Costs related to the STAQ On-line Network were not significant during the three months ended September 30, 1997.

     Interest Expense. For the three months ended September 30, 1998, interest expense and bank fees increased by $25,569 or 161.1% to $41,439, as compared to $15,870 for the three months ended September 30, 1997, primarily as a result of the conversion of a note payable for $672,940 into common stock during June 1998, and bank fees related to a bank letter of credit issued in conjunction with an industrial equipment purchase contract scheduled for completion in 1998.

     Interest Income. For the three months ended September 30, 1998, interest income decreased by $23,079 or 68.1%, to $10,819, as compared to $33,898 for the three months ended September 30, 1997, primarily as a result of decreased cash balances.

     Income Taxes. For the three months ended September 30, 1998, the Company had a loss before income taxes and minority interests of $438,009. The Company recorded a 100% valuation allowance with respect to the domestic and foreign income tax benefits arising from such losses, based on management's conclusion that the realization of the related deferred tax assets cannot be considered more likely than not. For the three months ended September 30, 1997, the Company had a loss before income taxes and minority interests of $139,332, and recorded an income tax benefit of $58,000.

     The Company is subject to different tax rates and tax laws because it operates in various distinct jurisdictions. As a result, the Company may not necessarily be able to offset its income earned in one jurisdiction against losses incurred in another jurisdiction. Therefore, the Company anticipates that its consolidated effective tax rate may vary significantly between periods.

     Net Loss. Net loss for the three months ended September 30, 1998 was ($438,009) or ($.10) per common share (basic and diluted), as compared to a net loss for the three months ended September 30, 1997 of ($78,000) or ($.02) per common share (basic and diluted).


Nine Months Ended September 30, 1998 and 1997 -

     Revenues. Revenues for the nine months ended September 30, 1998 were $10,106,896, as compared to $5,913,330 for the nine months ended September 30, 1997, an increase of $4,193,566 or 70.9%. The increase in revenues in 1998 as compared to 1997 consisted of an increase in industrial equipment distribution revenues of $5,135,515 or 143.7%, offset in part by a decrease of $941,949 or 40.2% in computer network integration revenues. For the nine months ended September 30, 1998 and 1997, industrial equipment distribution revenues represented approximately 86.2% and 60.4% of consolidated revenues, respectively, and computer network integration revenues represented approximately 13.8% and 39.6% of consolidated revenues, respectively. Revenues increased in 1998 as compared to 1997 primarily as a result of the timing of three industrial equipment distribution contracts aggregating approximately $6,412,000.

     For the nine months ended September 30, 1998 and 1997, revenues from the China National contract were $0 and $2,237,000, respectively. For the nine months ended September 30, 1998 and 1997, the China National contract accounted for approximately 0% and 38% of consolidated revenues, respectively, and approximately 0% and 63% of industrial equipment distribution revenues, respectively.

     The Company's current focus in the computer network integration segment of its business is in wireless telecommunication systems. Computer network integration revenues include revenues from the sale and installation of the Aria Wireless System. During 1997, the Company was awarded ten contracts with the Industrial and Commercial Bank of China to customize integration of and install Aria Wireless Systems for ATM linkage and for clearance and settlements for its bank branches. Seven of these contracts were completed during 1997 and the remaining three contracts were scheduled to be completed during 1998, all of which were completed during the nine months ended September 30, 1998. For the nine months ended September 30, 1998 and 1997, revenues from the sale and installation of the Aria Wireless System were $1,002,302 and $1,484,799, respectively, or 71.7% and 63.4% of computer network integration revenues, respectively.

     For the nine months ended September 30, 1998, revenues from United States export sales to the Far East increased by $1,230,813 or 24.6%, to $6,231,556 in 1998 from $5,000,743 in 1997, as a result of a general increase in demand for industrial goods, and revenues from Far East based operations increased by $2,962,753 or 324.7%, to $3,875,340 in 1998 from $912,587 in 1997, primarily as a result of the aforementioned significant contracts. For the nine months ended September 30, 1998 and 1997, revenues from United States export sales to the Far East represented approximately 61.7% and 84.6% of consolidated revenues, respectively, and revenues from Far East based operations represented 38.3% and 15.4% of consolidated revenues, respectively.

     Gross Profit. Gross profit for the nine months ended September 30, 1998 increased by $694,262 or 37.4%, to $2,550,385 or 25.2% of revenues, as compared to $1,856,123 or 31.4% of revenues for the nine months ended September 30, 1997. The decrease in gross profit margin in 1998 as compared to 1997 was a result of generally increased competition in the industrial equipment business segment, which the Company expects will continue at least for the remainder of 1998 and 1999.

     General and Administrative Expenses. General and administrative expenses increased by $460,002 or 35.1% to $1,769,834 or 17.5% of revenues for the nine months ended September 30, 1998, as compared to $1,309,832 or 22.2% of revenues for the nine months September 30, 1997, primarily as a result of increases in employee compensation and occupancy costs incurred to develop the STAQ On-line Network and to support the company's efforts to expand its operations in the Far East, and corporate costs associated with the operation of a public company.

     Selling and Marketing Expenses. Selling and marketing expenses increased by $83,510 or 23.6% to $436,769 or 4.3% of revenues for the nine months ended September 30, 1998, as compared to $353,259 or 6.0% of revenues for the nine months September 30, 1997, primarily as a result of increases in employee compensation and occupancy costs incurred to develop and promote the STAQ On-line Network and to support the Company's efforts to expand its operations in the Far East.

     Consulting Fees. During the nine months ended September 30, 1997, the Company incurred consulting fees aggregating $366,740 for certain professional, consulting and other costs incurred in connection with the Company's ongoing business development and financing activities. The Company did not incur any similar consulting fees during the nine months ended September 30, 1998.

     Included in the consulting fees of $366,430 are $175,000 of costs pursuant to a consulting agreement with a consulting firm. The Company entered into the consulting agreement with the consulting firm for business advisory services on February 25, 1997. Pursuant to that agreement, the Company paid the consulting firm $25,000 and issued a one-year note for $150,000 for services rendered. The note was unsecured, with interest at 10% per annum to accrue until the due date of February 24, 1998. Thereafter, such note is due and payable upon demand, with interest at 12% per annum.

     The Company has the option of converting the note, including accrued interest, on or after the due date, into shares of common stock, with the value of such common shares to be calculated at 75% of the market price on the conversion date. The maximum number of common shares that the Company will be required to reserve and issue as full settlement for the note, including accrued interest, is 75,000 shares. Such shares, if issued, will be restricted and will have piggyback registration rights.

     Operating Income (Loss). For the nine months ended September 30, 1998, operating income was $270,698, as compared to an operating loss of ($257,562) for the nine months ended September 30, 1997. The Company had operating income in 1998, as compared to an operating loss in 1997, primarily as a result of increased revenues and decreased consulting fees.

     For the nine months ended September 30, 1998 and 1997, industrial equipment distribution operating income represented approximately 3.1% of industrial equipment distribution revenues, and computer network integration operating income represented approximately 47.2% and 7.1% of computer network integration revenues, respectively. Computer network integration operating income increased significantly in 1998 as compared to 1997 as a result of the aforementioned focus by the Company on the sale and installation of the Aria Wireless System, from which the Company realized improved margins in 1998.

     For the nine months ended September 30, 1998 and 1997, operating income from United States export sales to the Far East represented approximately 11.0% and 9.0% of revenues from United States export sales to the Far East, respectively, and operating income (loss) from Far East based operations represented approximately .5% and (19.2%) of revenues from Far East based operations, respectively.

     The information services business segment, which consists of the STAQ On-line Network, did not generate any revenues during the nine months ended September 30, 1998 and 1997. For the nine months ended September 30, 1998, the operating loss from information services was $219,443. Costs related to the STAQ On-line Network were not significant during the nine months ended September 30, 1997.

     Interest Expense. For the nine months ended September 30, 1998, interest expense and bank fees increased by $110,713 or 251.7% to $154,707, as compared to $43,994 for the nine months ended September 30, 1997, primarily as a result of bank fees related to a bank letter of credit issued in conjunction with an industrial equipment purchase contract scheduled for completion in 1998.

     Interest Income. For the nine months ended September 30, 1998, interest income decreased by $45,390 or 58.6%, to $32,028, as compared to $77,418 for the nine months ended September 30, 1997, primarily as a result of decreased cash balances.

     Write-off of Offering Costs. Deferred offering costs consisted of capitalized professional fees and related costs incurred in connection with the Company's contemplated public offering of its securities. Based on an assessment of market conditions and other factors, the Company decided to abandon the offering during the three months ended March 31, 1998. Accordingly, the Company wrote-off deferred offering costs of $582,685, which is reflected as a charge to operations during the three months ended March 31, 1998 and the nine months ended September 30, 1998.

     Income Taxes. For the nine months ended September 30, 1998, the Company had consolidated income before income taxes and minority interests of $152,205, and recorded a foreign provision for income taxes of $6,311. The Company recorded a 100% valuation allowance with respect to the domestic and foreign income tax benefits arising from such losses, based on management's conclusion that the realization of the related deferred tax assets cannot be considered more likely than not. For the nine months ended September 30, 1997, the Company had a loss before income taxes and minority interests of $206,306, and recorded an income tax benefit of $89,000.

     The Company is subject to different tax rates and tax laws because it operates in various distinct jurisdictions. As a result, the Company may not necessarily be able to offset its income earned in one jurisdiction against losses incurred in another jurisdiction. Therefore, the Company anticipates that its consolidated effective tax rate may vary significantly between periods.

     Net Loss. Net loss for the nine months ended September 30, 1998 was ($436,661) or ($.11) per common share (basic and diluted), as compared to a net loss for the nine months ended September 30, 1997 of ($108,024) or ($.03) per common share (basic and diluted).


Consolidated Financial Condition:

Liquidity and Capital Resources -

     Operating. For the nine months ended September 30, 1998, the Company's operations provided cash resources of $553,276, as compared to utilizing cash resources of $873,496 for the nine months ended September 30, 1997. The Company had a net working capital deficit of ($494,569) at September 30, 1998, as compared to a net working capital deficit of ($1,560,352) at December 31, 1997, reflecting current ratios of .94:1 and .80:1, respectively. The Company's operations provided cash resources in 1998 as compared to utilizing cash resources in 1997 primarily as a result of increased revenues and improved profitability and project management that focused on cash collection.

     Accounts receivable increased by $831,442 to $2,166,677 at September 30, 1998, from $1,335,235 at December 31, 1997, as a result of increased operating activity and the timing of cash collections during 1998.

     Advances to customers decreased by $474,588 to $1,196,588 at September 30, 1998, from $1,671,166 at December 31, 1997.

     During the year ended December 31, 1997, the Company received customer advances aggregating $2,150,000 with respect to the China National contract, which has been recorded as customer deposits at December 31, 1997 and September 30, 1998, and which is expected to be utilized in the fulfillment of the Company's obligations under that contract in subsequent periods. As an accommodation to China National for excess funds held by the Company, the Company has periodically loaned funds to China National. These loans do not bear interest and do not stipulate repayment dates. As of December 31, 1997 and September 30, 1998, the Company had advanced $1,181,513 to China National, which is included in advances to customers at those dates.

     Investing. During the nine months ended September 30, 1998, the Company acquired fixed assets aggregating $301,697, of which $113,683 related to Brighton-STAQ project equipment. During the nine months ended September 30, 1997, the Company acquired fixed assets aggregating $55,935, excluding project equipment with an estimated fair market value of $185,950 in a non-cash transaction from the Company's majority stockholder in exchange for an equivalent reduction in the amount due the Company from the majority stockholder. Other than equipment which the Company purchases in the fulfillment of its contracts and its commitment to Brighton-STAQ, the Company has no capital expenditure commitments.

     Financing. During January 1996, the Company entered into a convertible demand note agreement with a third party, with interest at 5% per annum, providing proceeds of $575,603. The note had an outstanding balance, including accrued interest, of $620,101 at December 31, 1997. During June 1998, the Company settled the note, including accrued interest, by issuing 300,000 shares of common stock for $425,000 of such amount and by making a cash payment of $247,940 for the remaining amount.

     During the nine months ended September 30, 1998, the Company sold a total of 735,046 shares of common stock for gross proceeds of $1,199,171, and incurred related costs of $81,002, generating net proceeds of $1,118,169.

     In order to meet its working capital requirements, the

Company has periodically received funding from Kit Kung, the Chairman of the Board of Directors, President and Chief Executive Officer, and his family members. The Company has also periodically made advances to or on behalf of the principals and officers of the Company. Such advances are unsecured and generally bear no stated interest rate or terms of repayment. As of December 31, 1997, amounts due from Kit Kung and his family members aggregated $232,221. During the nine months ended September 30, 1998, the Company advanced an aggregate of $248,696 to Kit Kung and his family members, resulting in a balance due of $480,917 at September 30, 1998. On June 30, 1998, $190,564 of such advances were converted into a note bearing interest at 5% per annum.

     As of September 30, 1998, the Company had issued an irrevocable letter of credit for $253,000, representing a contingent commitment for the purchase of equipment, none of which had been disbursed. During December 1997, the wife of the Company's founder and majority stockholder, who is an officer and director of the Company, provided a short-term credit facility to the Company by depositing $500,000 into a short-term interest-bearing account with a Hong Kong bank as security for the bank's letter of credit for $2,145,000 issued to a supplier. The full amount of the letter of credit was disbursed and repaid during the nine months ended September 30, 1998.

     As a result of the delay in the China National project, the Company is in the process of renegotiating the terms of certain aspects of technological licensing arrangements that it entered into in conjunction with the China National contract. The contractual value of services currently under negotiation is approximately $450,000, and the settlement of such obligation is predicated on the resolution of the China National project. The Company does not currently expect that it will recognize any significant revenues from this contract during the year ending December 31, 1998. If China National is unable to complete the project, management does not expect that the ultimate resolution of this matter will have a material adverse impact on the Company's financial position, results of operations or cash flows, other than the loss of revenue, profits and cash flows that would have been realized if the project had been completed.

     The Company anticipates, based on currently proposed plans and assumptions relating to its operations, that its projected cash flow provided by operations, supplemented with borrowings from related parties as necessary, will be sufficient to support operations at current levels for at least the next 12 months. Although the Company's computer network integration and industrial equipment distribution business segments on a combined basis generate or have available sufficient working capital to support their operations, the Company requires additional capital in connection with the development of the STAQ On-line Network.

     Beijing Brighton-STAQ Electronic System Company Limited

("Brighton-STAQ") is a PRC joint venture that was formed to design, develop, install and maintain a computer network for the trading of securities in China (the "STAQ On-line Network"). The Company owns a 90% interest in the Brighton-STAQ and had invested or advanced approximately $1,650,000 and $2,105,000 with respect to Brighton-STAQ as of December 31, 1997 and September 30, 1998, respectively. As of December 31, 1997, the Company had fully funded its original obligation to invest $1,600,000 in Brighton-STAQ. The remaining 10% interest in Brighton-STAQ is owned by a company controlled by the STAQ Exchange, one of four national securities exchanges in China. The minority interest holder of Brighton-STAQ has the right to acquire an additional 10% ownership interest per annum (at the then determinable fair values) up to a maximum interest of 49%. The Company had also committed to provide aggregate funding of approximately $4,000,000 during 1998 in the form of loans, based on initial estimates of the amount of working capital required during 1998 to support the start-up and subsequent expansion of the STAQ On-line Network.

     To the extent that the Company is unable to timely fund its current commitment to Brighton-STAQ during 1998, the planned expansion of the STAQ On-line Network into additional cities in China will be deferred, thus delaying the development of Brighton-STAQ and its ability to reach operational viability. A delay in expanding the STAQ On-line Network may also result in potential customers adopting alternative systems to trade securities in China, thus diminishing the STAQ On-line Network's expansion potential and competitive position in China. The occurrence of these events could reduce the potential future commercial and economic value of the STAQ On-line Network, which would adversely affect the potential future profitability of Brighton-STAQ as it relates to the Company's consolidated results of operations.

     Based on revised and updated estimates of the cost to fund the expansion of the STAQ On-line Network, the Company does not believe that the entire $4,000,000 of funding will be required during 1998. The Company currently expects to meet its funding commitment to Brighton-STAQ through a private sale of its common stock, although there can be no assurances that the Company will be successful in this regard. To the extent that Brighton-STAQ were to be funded by sources unrelated to the Company, the Company's interest in Brighton-STAQ could be reduced or eliminated, which would adversely affect the potential future profitability of Brighton-STAQ as it relates to the Company's consolidated results of operations. Since the Company has fully funded its original $1,600,000 commitment to Brighton-STAQ, the Company believes that this event is unlikely.


Inflation and Currency Matters:

     In recent years, the Chinese economy has experienced periods of rapid economic growth as well as relatively high rates of inflation, which in turn has resulted in the periodic adoption by the Chinese government of various corrective measures designed to regulate growth and contain inflation. Since 1993, the Chinese government has implemented an economic program designed to control inflation, which has resulted in the tightening of working capital available to Chinese business enterprises. The recent Asian financial crisis has resulted in a general reduction in domestic production and sales, and a general tightening of credit, throughout China. The success of the Company depends in substantial part on the continued growth and development of the Chinese economy.

     Since the Company's contracts are generally denominated in United States dollars and are usually of short duration, the Company is not subject to any significant economic exposure from the effects of inflation in China.

     Foreign operations are subject to certain risks inherent in conducting business abroad, including price and currency exchange controls, and fluctuations in the relative value of currencies. Changes in the relative value of currencies occur periodically and may, in certain instances, materially affect the Company's results of operations and the ability of customers to satisfy obligations owed to the Company. In addition, the Renminbi is not freely convertible into foreign currencies, and the ability to convert the Renminbi is subject to the availability of foreign currencies. As a result of the Asian financial crisis, China recently tightened foreign exchange controls. Effective December 1, 1998, all foreign exchange transactions involving the Renminbi must take place through authorized banks in China at the prevailing exchange rates quoted by the People's Bank of China.

     The continuing Asian financial crisis has had a negative impact on the Company's operations by reducing the Chinese economy's growth and general level of activity and by causing uncertainty with respect to the ultimate cost of equipment ordered from United States-based suppliers, which must be paid for by converting Renminbi into United States dollars. Although the central government of China has recently indicated that it does not intend to devalue its currency in the near future, devaluation still remains a possibility. Should the central government of China decide to devalue the Renminbi, the Company believes that such an action would have a detrimental effect on the Company's operations, by reducing the purchasing power of the Company's Chinese customers and by decreasing the potential earnings from the STAQ On-line Network, when measured in United States dollars. Although the functional currency of certain of the Company's Far East operations is the Hong Kong Dollar or the Chinese Renminbi, the majority of the Company's transactions are conducted in United States dollars. Accordingly, the Company does not believe that devaluation of the Chinese Renminbi would have a material effect on the Company's consolidated financial position.

     However, the operations of the STAQ On-line Network will be subject to the effects of inflation and the risk of currency devaluation in China, since its operations will be conducted in Renminbi.


Year 2000 Issue:

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Computer programs that have sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

     Based on a recent internal assessment, the Company has determined that certain of its software programs will have to be modified or replaced so that its computer systems will properly utilize dates beyond December 31, 1999. The Company is in the process of developing estimated costs to be Year 2000 compliant. However, the Company does not believe that the cost to modify its existing software and/or convert to new software will be significant.

     The Company has also reviewed the business operations of its computer network integration segment in order to determine the potential impact of the Year 2000 Issue with respect to computer networks that the Company has installed in China. Although the current computer networks that the Company installs are Year 2000 compliant, certain prior computer networks may not have been Year 2000 compliant. However, the Company believes that any software modifications necessary to make such computer networks Year 2000 compliant will be provided by the companies that developed the hardware and software installed by the Company. In addition, based on the Company's contracts with its customers, including the standard one year warranty provision, the Company does not believe that it has any obligation to modify or replace any network software that it has previously installed that is not Year 2000 compliant. Accordingly, the Company does not believe that it will incur any significant costs in this regard with respect to the Year 2000 Issue.

                   PART II.  OTHER INFORMATION



ITEM 2.  CHANGES IN SECURITIES

     During the three months ended September 30, 1998, the Company issued an aggregate of 4,000 shares of its common stock to four investors in Taiwan, Republic of China, for an aggregate purchase price of $20,000. The shares of common stock were issued under Regulation S of the Securities Act of 1933, as amended, based on the representations of the recipients.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits:

         27   Financial Data Schedule (electronic filing only)

    (b)  Reports on Form 8-K - Three Months Ended September 30, 1998:  None

                                      SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                BRIGHTON TECHNOLOGIES CORPORATION
                                ---------------------------------
                                            (Registrant)



Date:  January 11, 1999         By:  /s/ KIT KUNG
                                     -------------------------
                                     Kit Kung
                                     President and Chief Executive Officer
                                     (Duly authorized officer)



Date:  January 11, 1999         By:  /s/ ALAN A. JUREWICZ
                                     -------------------------
                                     Alan A. Jurewicz
                                     Chief Financial Officer
                                     (Principal financial
                                     officer)