Form 10KSB40
period 1998-12-31
BRIGHTON TECHNOLOGIES CORP
filed 1999-11-18
CIK 1029140

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

[X]    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
       OF 1934

       For the fiscal year ended December 31, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ___________ to ____________

                         Commission File Number: 0-24903


                        BRIGHTON TECHNOLOGIES CORPORATION
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

              Delaware                                         87-04604562
--------------------------------                        -----------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                          Identification Number)

                                  6 Pearl Court
                           Allendale, New Jersey 07401
          ------------------------------------------------------------
          (Address of principal executive offices, including zip code)

Issuer's telephone number, including area code:  (201) 818-2889


Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act: Common Stock, $.001 par value

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                                 Yes [X] No [ ]

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The issuer's revenues for the fiscal year ended December 31, 1998 were $13,098,207.

         The aggregate market value of the issuer's common stock held by non-affiliates as of October 1, 1999 was approximately $1,675,527.

         As of October 1, 1999, the issuer had 4,557,529 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

Documents incorporated by reference:  None.

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

         This Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998 contains "forward-looking statements" within the meaning of the Federal securities laws. These forward-looking statements include, among others, statements concerning the Company's expectations regarding sales trends, gross margin trends, the availability of short-term bank borrowings to fund operations and capital expenditures, the repayment of loans, facility expansion plans, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998 are subject to risks and uncertainties that could cause actual results to differ materially from those results expressed in or implied by the statements contained herein.

                                            TABLE OF CONTENTS

                                                                                                              PAGE
PART I...........................................................................................................1

         ITEM 1.           DESCRIPTION OF BUSINESS...............................................................1

         ITEM 2.           DESCRIPTION OF PROPERTY...............................................................16

         ITEM 3.           LEGAL PROCEEDINGS.....................................................................17

         ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................................17

         ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..............................18

         ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.............................19

         ITEM 7.           FINANCIAL STATEMENTS..................................................................29

         ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                           DISCLOSURE............................................................................29

         ITEM 9.           DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                           COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.....................................30

         ITEM 10.          EXECUTIVE COMPENSATION................................................................32

         ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT........................33

         ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........................................34

         ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K......................................................36

                                     PART I.

ITEM 1.       DESCRIPTION OF BUSINESS

General

         Brighton Technologies Corporation (the "Company") (hereinafter, reference to the "Company" shall include its subsidiaries unless the context otherwise requires) operates in one business segment: the buying, selling and installation of computer, communications and industrial equipment. The Company acts as an intermediary, purchasing such products from sources in the United States and selling such products to customers in the People's Republic of China ("PRC" or "China"). The Company operates through offices in the United States, Hong Kong and the PRC.

         The Company is also an owner of an interest in Beijing Brighton STAQ Electronic System Company Limited ("Brighton-STAQ"). Brighton-STAQ is developing an on-line securities trading network for the Securities Trading Automated Quotations System (the "STAQ Exchange"), one of four national stock exchanges in China, which commenced operations in the second quarter of 1998.

         During 1999, the Company experienced a significant reduction in its existing and anticipated business arising principally from three factors: (1) the bombing of the Chinese embassy in Belgrade which caused a substantial reduction in orders from Chinese companies to U.S. based firms; (2) a restraining order obtained by Allied Signal, Inc. in February 1999 preventing the Company from using in its business operations cash of $357,230 (See "DESCRIPTION OF BUSINESS-Major Developments during 1999"); and (3) the inability to use certain investment funds for the STAQ project because of a financial scandal within the STAQ Exchange (See "DESCRIPTION OF BUSINESS-Brighton-STAQ").

Business Strategy

         The Company intends to maintain its focus on the Chinese marketplace. Its business strategy is as follows:

- Emphasis on network integration in the banking and finance industries

- Commercialization of the on-line securities trading network

- Expansion of the industrial equipment distribution business to meet customer demand

COMPUTER NETWORK INTEGRATION. As the Chinese economy continues to grow and the standard of living increases in China, the Company believes that there will be an increased demand for consumer oriented financial services such as automated teller machines ("ATM") and retail outlets that accept credit card transactions. The Company's strategy has been to meet this increasing demand in the Chinese marketplace by installing wireless telecommunications networks suitable for high volume transactions that require instant responses, such as ATM transactions, credit card verifications, clearance and settlements. The Company believes that as market demand for ATMs and retail outlets that accept credit card transactions increases, it will be able to secure additional contracts in this area.

INFORMATION SERVICES. As of December 31, 1998, the Company was the owner of a 90% interest in Brighton-STAQ, a PRC registered Sino-Hong Kong joint venture. As of such date, the remaining 10% interest was owned by a company controlled by the STAQ Exchange, one of four national securities exchanges in China. In April 1999, Brighton-STAQ entered into an agreement with a new joint venture partner, The Masses Mail Order Limited of China ("The Masses") pursuant to which The Masses agreed to invest a total of $4,800,000, with an initial investment of $1,800,000 for 53% of the equity in the joint venture, and a second investment of $3,000,000 to increase the Masses total interest to 75% in the joint venture. $1,800,000 was invested in July 1999 and the balance is scheduled to be invested by the end of 1999. Upon the investment, Brighton's interest would be reduced to 47% and then to 25% from its initial 90% investment, but it would retain its position as the managing partner in the joint venture. In this new agreement, the former joint venture partner, Huazheng Electronic Technology Co., Ltd., would return its 10% equity to Brighton-STAQ. The agreement was subject to the approval of the Beijing Municipal Government, which was granted on June 16, 1999.

         The purpose of Brighton-STAQ is to develop, design, install and maintain a nationwide computerized multi-market securities quotation and trading network, similar to the National Association of Securities Dealers Automated Quotation System ("NASDAQ") in the U.S., for trading of stocks listed on the Shanghai, Shenzhen and STAQ Exchange (the "STAQ On-line Network"). The Company's initial plans are to offer the STAQ On-line Network to the approximately 550 stock brokerages (operating 2,200 offices) that are members of the STAQ Exchange in the cities of Beijing, Chongqing, Guangzhou, Shanghai, Shenzhen and other major cities in China, with plans to eventually market the STAQ On-line Network to all 2,800 stock brokerages (operating over 10,000 offices) in China. The Company expects to initially charge an installation fee of $6,000 and a monthly maintenance fee of $1,000 for each terminal installed at the stock brokerages.

         Due to a highly publicized financial scandal within the STAQ Exchange, The Masses has not authorized the disbursement of the newly invested funds for expansion until the outcome of the investigation is completed. There is also uncertainty as to when the $3,000,000 balance will be invested into the joint venture by the Masses. Management of the Company is unable to predict the outcome of such investigation, but believes that the STAQ project continues to be commercially viable.

INDUSTRIAL EQUIPMENT DISTRIBUTION. Industrial equipment distribution accounts for a substantial portion of the current revenues of the Company. The type of industrial equipment which the Company has been marketing in China includes machine tools, such as machine center and grinder measurement devices, and heavy machinery, such as gantry mills, pressing machine production lines and dyes transfer automation systems. The Company is the exclusive distributor for Milltronics Manufacturing Company (a U.S. company), ALO Teknik AB (a Swedish company), Royal Master Grinders, Inc. (a U.S. company) and K.O. Lee Company (a U.S. company) for the sale of their industrial equipment in China.

COMPUTER NETWORK INTEGRATION

Market Overview

         China's information technology market has enjoyed significant growth and will likely grow at an increasing rate in the next decade as market demand for Western style modernization increases. In particular, growth will be most significant for system engineering services that provide customized products tailoring to customer's specifications. The following are the market factors that are expected to contribute to this growth:

         (1) Development of large scale information "infrastructures": The Chinese Central Government has made "informationization" of the economy a priority of its most recent five year plan, and is planning to invest substantial amounts of capital in numerous information superhighway type projects such as the "Golden" projects(1).

         (2) Growing demand for complex information systems from other large infrastructure projects: Continuous investment in large-scale infrastructure in areas such as power generation and transportation will drive demand for information technology systems.

         (3) Growing demand for information technology systems from enterprises and government agencies: As the Chinese economy develops and matures, enterprises and governmental agencies will need to utilize information technology systems to become competitive with their counterparts in more developed countries.

----------------------------------------

1) China's State Council plans to develop the country's information infrastructure by 2000. The plan, known as the China National Information Infrastructure was implemented at the end of 1993 and is characterized by a series of "Golden" Projects, including the Golden Bridge, Golden Taxation, Golden Customs and Golden Card Projects. The Golden Bridge Project's goal is to link, via a telecommunications network, all the cables of the Ministry of Posts and Telecommunications and special telecommunication grids of other ministries and official departments. The telecommunication network is expected to digitally transmit documents, sound and pictures used for serving China's finance, customs, foreign trade, tourism, meteorology, communication, State security, science and technology and other information businesses. The Golden Tax and Golden Customs Projects are extensions of the Golden Bridge Project. The Golden Card Project is consumer oriented and expected to modernize China's payment and cashing services with the introduction and popularization of credit cards and other related media and decrease the amount of cash in circulation.

----------------------------------------

         Due to their relative lack of technological sophistication, Chinese customers usually require more systems engineering services on each project than customers in more developed markets. Compared to Western countries, China's information technology industry is relatively young, such that most organizations do not have dedicated information technology departments as are common in Western countries. Much of the industry's technical resources are concentrated in companies that directly engage in the information technology business. As a result, companies outside the industry must rely on external technical expertise to meet their needs. The demand for outside technical assistance will likely increase as most of the software packages being developed are general platforms that require substantial customization to meet specific needs of each organization.

Operations

         The Company provides customized full service computer network and telecommunications equipment integration, installation and maintenance for customers in China and other Pacific Basin countries. The Company provides integrating solutions for customers utilizing software and hardware developed by third parties. The Company's computer network integration projects include integration of hotel management computer systems capable of managing reservations, telephones and billings, office automation projects, including integration of software from Chinese vendors with computer equipment manufactured by Digital Equipment Corporation, and wireless telecommunication systems for banking and finance industries. The Company's focus on the computer network integration segment of the business is currently in wireless telecommunication systems.

         The Company has introduced Aria Wireless Systems, Inc.'s wireless telecommunication equipment ("Aria Wireless Systems"), which is suitable for high volume transactions that require instant responses, such as ATM transactions, credit card verifications, clearance and settlements, in the Chinese marketplace. In 1997, the Company secured ten contracts with ICBC to customize integration of and install Aria Wireless Systems for ATM linkage and for clearance and settlements for eight of its bank branches. Seven of the contracts were completed in 1997 and the remaining three contracts were completed in 1998.

         To solicit contracts for its computer network integration services business, the Company participates in two to three trade shows per annum and holds two to three promotional seminars per annum throughout China and follows up with mass mailings of product catalogues. To date, the Company's customers for this business segment have all been PRC Government owned or controlled entities, including government ministries, banks, universities and research facilities.

Information Services

China's Securities Market Overview (all conversions to U.S. dollars use the October 1, 1999 exchange rate)

         The Chinese securities market comprises four national exchanges:
Shanghai, Shenzhen, STAQ and China National Securities Trading System ("NETS"). The securities industry is regulated by two organizations: The State Council Securities Policy Committee, which is responsible for macro policy, and the China Securities Regulatory Commission ("CSRC"), which is responsible for the day-to-day regulation of the securities industry. The CSRC dictates the stock exchange on which the shares of any Chinese company, whether state-owned or foreign-owned, is listed. The CSRC also determines the terms of the listing, including the size of the offering of securities and the price of the offering.

         Trade orders on all four national exchanges are computer matched. Each exchange seat at each of the four exchanges is equipped with a computer terminal for entering trade orders. Membership to the exchanges is limited to licensed stock brokerages and only registered members can trade on the respective exchanges. Non-members of the exchanges place orders with member stock brokerages either personally or by telephone. Each exchange has taken a different approach in developing its distribution system to its members. The NETS Exchange, the Exchange under the control of the People's Bank of China that was originally established for government bond clearing for the other national exchanges, has been inactive for a number of years and is not further discussed.

         The Shanghai Stock Exchange operates 21 sub-exchanges across China. These sub-exchanges are linked to the main computer via satellite. A member of the Shanghai Stock Exchange can obtain exchange seats at the main exchange or at any of the sub-exchanges. Stocks, debt instruments and investment funds are traded on the Shanghai Stock Exchange. According to STAQ Exchange officials, a seat on the Shanghai Stock Exchange is Rmb1,000,000 ($120,482) and the annual membership fee is Rmb500,000 ($60,241). The Shanghai Stock Exchange began offering off-floor on-line trading of its stocks in late 1997 and to date, has installed approximately 500 remote terminals. The installation charge for each terminal is Rmb300,000 ($36,145) and the annual maintenance fee is Rmb60,000 ($7,229). Stock brokerages that have not subscribed for the off-floor on-line trading must place their orders with their floor agents by telephone. As of May 31, 1998, 407 companies were listed on the Shanghai Stock Exchange with an aggregate market capitalization of Rmb118.7 billion ($14.3 billion). The 1998 average daily turnover through May 1998 was Rmb778 million ($93.7 million).

         The Shenzhen Stock Exchange offers direct on-line linkage to its central computer via satellite. Each subscribing stock brokerage is directly linked to one satellite station. Trade orders can be entered directly onto computer terminals at the respective stock brokerages. According to STAQ Exchange officials, the annual membership fee for the Shenzhen Stock Exchange is Rmb600,000 ($72,289) and it charges its members an installation charge of approximately Rmb300,000 ($36,145) to set up satellite linkage and an annual maintenance fee of Rmb60,000 ($7,229). Stocks, debt instruments and investment funds are traded on the Shenzhen Stock Exchange. As of December 31, 1998, 384 companies were listed on the Shenzhen Stock Exchange with an aggregate market capitalization of Rmb104.7 billion ($12.6 billion). The 1998 turnover through December 1998 was Rmb857.4 million ($103.3 million).

         The STAQ Exchange has its main trading floor in Beijing and a sub-exchange in Xiamen. The STAQ Exchange is the official exchange for (i) legal-person-owned shares (C Shares), that are shares of PRC state-owned enterprises which may only be held by other PRC state-owned enterprises, and
(ii) State Treasury Bonds issued by the Ministry of Finance. In addition to listing C Shares (total of seven stocks) and State Treasury Bonds, the STAQ Exchange acts as a sub-exchange for both the Shanghai and Shenzhen Stock Exchanges. A sub-exchange functions as a branch of the main exchange. Through direct computer linkages via satellite with both the Shanghai and Shenzhen Stock Exchanges, members of the STAQ Exchange can directly trade stocks listed on the Shanghai and Shenzhen Stock Exchanges from the STAQ Exchange trading floor. According to STAQ officials, the annual membership fee for the STAQ Exchange is Rmb150,000 ($18,072).

The STAQ Exchange

         The STAQ Exchange was approved by the CSRC in 1992. The Stock Exchange Executive Council (the "SEEC"), a non-governmental advisory body to the CSRC, was assigned the responsibility of designing and developing the STAQ Exchange into a computer-based over-the-counter multi-point to multi-point on-line automated quotations system for securities trading. The members of the SEEC consist of China's largest trust and investment corporations, securities firms, and other non-bank financial institutions authorized to engage in securities and other financial businesses.

         About 80% of all State Treasury Bonds are distributed by the Ministry of Finance through the STAQ Exchange and 50% of all State Treasury Bond trading is done through the STAQ Exchange. Due to the restrictive ownership requirements of C Shares, trading of C Shares is limited and sporadic. When the STAQ Exchange was first approved as a sub-exchange for the Shanghai and Shenzhen Stock Exchanges in 1992 and in 1993, respectively, the trading volume fluctuated substantially due to the inherent instabilities of these two fledgling exchanges which were formally established only in 1991 and 1990, respectively. According to STAQ Exchange officials, the high end trading volume for the STAQ Exchange was approximately 3% of the Shanghai Stock Exchange and 10% of the Shenzhen Stock Exchange. According to STAQ Exchange officials, trading on the STAQ Exchange has stabilized at 1.5% and 4% of the trading volume on the Shanghai and Shenzhen Stock Exchanges, respectively, for the last three years.

         Trade orders on the STAQ Exchange are entered onto the computer terminals located on the trading floor in either Beijing or Xiamen and are computer matched. Members telephone their floor agents to execute transactions. According to statistics provided by STAQ Exchange officials, there are currently approximately 550 licensed stock brokerages (operating approximately 2,200 offices in China) that are members of the STAQ Exchange.

Brighton-STAQ

         Brighton-STAQ is a PRC registered Sino-Hong Kong equity joint venture company of which, as of December 31, 1998, the Company owned 90% and Huazheng owned 10%. Brighton-STAQ has its registered office and principal place of business in Beijing and branch offices registered in Chongqing and Shanghai. Brighton-STAQ was formed to design, develop, install and maintain the STAQ On-line Network.

         In 1992, the STAQ Exchange received a grant of $200,000 from the World Bank for the development of the STAQ Exchange. The STAQ Exchange used part of the funds to invite seven technical experts from NASDAQ to visit the STAQ Exchange in Beijing and also asked the experts from NASDAQ to review the designs for the national on-line securities trading system that was modeled after NASDAQ. After reviewing the plans submitted, the NASDAQ experts confirmed that, as presented, the designs were functionally suitable for the on-line securities trading system as contemplated. Based on its expertise in the computer network integration services business, the Company was invited by the STAQ Exchange to submit designs for the computer network component of the on-line securities trading system. The Company's designs for the STAQ On-line Network were submitted, along with the designs of the securities trading system, for review and approved by the NASDAQ experts. NASDAQ has no on-going involvement with the STAQ Exchange.

         In February 1998, the STAQ On-line Network commenced initial linkage of remote computer terminals installed at stock brokerages in the cities of Beijing and Chongqing (with plans to expand linkage to Guangzhou, Shanghai, Shenzhen and other major cities in China) to the STAQ Exchange trading floor in Beijing. As of October 1, 1999, the Company had installed approximately 72 terminals in Beijing and Chongqing. The Company has contracted to provide maintenance and service of the STAQ On-line Network to 71 stock brokerages. The Company anticipates that linkage will eventually be on a nationwide level, with such expansion being driven by the Company's estimated break-even for each city of approximately 15 terminals. Through the use of the STAQ On-line Network, the stock brokerages will then be able to obtain real time price quotations of shares traded on the Shanghai and Shenzhen Stock Exchanges as well as C Shares and State Treasury Bonds and will be able to trade through party-to-party negotiations on remote computer terminals. The STAQ On-line Network is modeled after the on-line trading system offered by NASDAQ in the U.S. although, unlike NASDAQ, with the exception of C Shares, no stock will be quoted solely on the STAQ Exchange.

         Information displayed on the remote computer terminals will be identical to information available on the trading floor of the STAQ Exchange in Beijing. The operation of the STAQ On-line Network, including all software programs installed on the remote computer terminals at the stock brokerage houses, will be maintained and controlled by the STAQ Exchange. Brighton-STAQ's role is to develop, design, install and maintain the STAQ On-line Network. The Company will earn its revenue through an initial installation charge and a monthly maintenance fee charged to the stock brokerage houses for each terminal. The Company initially plans to charge a maintenance fee equivalent to approximately $1,000 per month for each remote computer terminal. The maintenance fee will be paid and denominated in Renminbi. The Company expects to initially charge an installation fee equivalent to approximately $6,000 for installing each remote computer terminal at the stock brokerages which will also be paid and denominated in Renminbi.

         Brighton-STAQ is authorized by the Ministry of Foreign Economic Relations and Trade for a total investment of $1,600,000. The Company had invested or advanced approximately $1,738,172 and $1,997,324 with respect to Brighton-STAQ as of December 31, 1997 and 1998, respectively. As of December 31, 1997, the Company had fully funded its original obligation to invest $1,600,000 in Brighton-STAQ.

         In April 1999, Brighton-STAQ entered into an agreement with a new joint venture partner, The Masses Mail Order Limited of China ("The Masses") in the PRC. The new agreement calls for The Masses to invest a total of $4,800,000, with an initial investment of $1,800,00 for 53% of the equity in the joint venture, and a second investment of $3,000,000 to increase The Masses total interest to 75% in the joint venture. $1,800,000 was invested in July 1999 and the balance of $3,000,000 is scheduled to be invested by the end of 1999. In such event, Brighton's interest would be reduced to 47% and then to 25% from its initial 90% investment, but it would retain its position as the managing partner in the joint venture. In this new agreement, the former joint venture partner Huazheng Electronic Technology Co., Ltd. would return its 10% equity in the joint venture company to Brighton-STAQ. The agreement was subject to the approval of the Beijing Municipal Government, which was granted on June 16, 1999.

         Due to a highly publicized financial scandal within the STAQ Exchange, The Masses has not agreed to disburse the newly invested funds for expansion until the outcome of the investigation is completed. There is also uncertainty as to when the $3,000,000 balance will be invested into the joint venture by the Masses. Management of the Company is unable to predict the outcome of such investigation, but believes that the STAQ project continues to be commercially viable.

Current Status of the STAQ On-line Network

         The Company has successfully tested the STAQ On-line Network using dedicated land telephone lines leased from ChinaPac, a commercial arm of the Ministry of Information Industry. In order to be fully commercially operational, the Company intends to convert the STAQ On-line Network to satellite and wireless linkage. In December 1997, the Company signed a three-year arrangement with The People's Daily, the major newspaper serving China, to subscribe for use of its satellite service. The Company is able to obtain services from The People's Daily at a rate of one-third the rate generally charged by commercial providers of satellite service because The People's Daily uses satellite communication only at night for distribution of text, as is customary for daily newspaper publications. As a result, its satellite communication resources are idle during daylight hours. This provides the opportunity for the Company to lease the system, with availability during key daylight trading hours, at very competitive rates. The satellite transponder providers of The People's Daily are Asia Satellite Telecommunications Co. Ltd. in Hong Kong for C-Band transponder and China Telecommunications Broadcast Satellite Corporation in Beijing for Ku-Band transponder.

         The stock price quotations from the STAQ Exchange trading floor in Beijing will be uplinked to The People's Daily's transponder and down linked to various cities then being served. Two satellite communication links, one between the STAQ Exchange trading floor in Beijing and Shanghai and the other between the STAQ Exchange trading floor in Beijing and Chongqing have been completed. The cost of construction for each satellite communication link was approximately $38,000. The satellite equipment utilized for the STAQ On-line Network is manufactured by Hughes Electronics Corporation. After being down linked to the various cities, the stock price quotations will be transmitted over a wireless system for broadcast to the remote computer terminals at the brokerages. Nodes for receiving the data broadcast over the wireless system will be installed at the terminals. When a buy or sell order is executed at the terminals, such information is transmitted back via the wireless system and the satellite linkage to the STAQ Exchange in Beijing. A pair of radio frequencies, one for receiving and one for transmitting data, is generally able to support simultaneous broadcast and receipt of data to a maximum of 20 end users. The Company has, in conjunction with Aria Wireless Systems, Inc., developed data broadcast software that enables a pair of radio frequencies to support up to 250 end users of the STAQ On-line Network. The Company believes that its data broadcast software will significantly enhance its ability to offer the STAQ On-line Network services to end users as radio frequencies, which are controlled by the government, are limited and difficult to obtain in China. While The People's Daily provides the services of its satellite transponders to operate the communications linkages, the Company owns the satellite equipment necessary for uplinking and downlinking the stock price quotations.

         For local wireless communication, the Company plans to "piggyback" on the frequencies used by the Aria Wireless Systems which it has installed for other customers. Radio frequency is a controlled resource in China. Current Chinese laws and regulations do not allow foreign ownership or control of radio frequency. As a result, the Company cannot independently lease radio frequencies from the National Management Bureau of Radio Frequencies to build its wireless networks. The Company's customer, ICBC, has agreed to allot a portion of ICBC's assigned radio frequency in Beijing and Chongqing for the Company's use for a fee of $100 per node per year.

         The STAQ On-Line Network is functionally similar to other on-line transaction processing systems the Company has designed and installed for its financial services and hospitality industry customers. On-line transaction processing systems are designed to provide instant responses for high volume transactions. In the last seven years, the Company and other companies controlled by the Company's Chairman, Chief Executive Officer, President and principal stockholder have developed, designed and installed over 45 on-line transaction processing networks in the Pacific Basin region to customer's specifications, including credit verification and authorization systems, airline ticket reservation systems, ATM networks and bank branch networking. The Company has applied this knowledge in the design and development of the STAQ On-Line Network.

Marketing

         In February 1998, the Company commenced operations of the satellite-linked STAQ On-line Network in the cities of Beijing and Chongqing and installed computer terminals in a selected number of STAQ Exchange member stock brokerages for three month test periods. As of October 1, 1999, the Company had installed approximately 71 terminals in Beijing and Chongqing. During the test period, the STAQ On-line Network is provided to the selected stock brokerages free of charge. At the end of the test period, these stock brokerages will have the option to subscribe for the STAQ On-line Network by executing maintenance agreements with Brighton-STAQ. The Company plans to host a series of seminars at these test sites for other traders from the STAQ Exchange member stock brokerages during the test period to attract customers. As of October 1, 1999, the Company had contracted to provide maintenance and service of the STAQ On-line Network to approximately 71 stock brokerages. Subject to the Company obtaining additional working capital, the Company intends to expand the STAQ On-line Network to Shanghai, Shenzhen, Guangzhou and other major cities in China.

         The Company believes that the STAQ On-line Network will increase the STAQ Exchange's ability to offer access to trading on the exchange. According to STAQ Exchange officials, only half of its members currently have seats on the trading floor because of the STAQ Exchange's insufficient technical expertise and capital resources. The remaining members must collaborate with seat members to trade. Eventually, Brighton-STAQ plans to co-market the STAQ On-line Network, in cooperation with the STAQ Exchange, by packaging it with membership to the STAQ Exchange to all stock brokerages who are not yet members of the STAQ Exchange.

Competition - Brighton-STAQ

         Both the Shanghai and Shenzhen Stock Exchanges maintain their own on-line securities quotation and trading systems and have the potential to compete with the STAQ Exchange for trading of securities listed on their respective stock exchanges. The Company believes that it is unlikely that either the Shanghai or Shenzhen Stock Exchanges would compete with the STAQ Exchange because all three exchanges are now under common control. The Shanghai and Shenzhen Stock Exchanges were brought under direct control of the CSRC by the PRC State Council in August 1997 to settle conflict of interest issues among the exchanges. In addition, as their sub-exchange, the STAQ Exchange is contributing to the development of the Shanghai and Shenzhen Stock Exchanges. The Company believes that the development of the STAQ On-line Network by Brighton-STAQ will likely complement the Shanghai and Shenzhen Stock Exchanges by increasing the volume of securities traded on both exchanges.

         The Company will potentially compete with other businesses experienced in the systems management and computer network integration business as well as the wireless communications business, which are capable of designing, installing and maintaining on-line transaction processing systems. The Company believes that information providers that have entered the China market and utilize on-line transaction processing systems in their businesses, such as Dow Jones Markets, Inc., Reuters Limited and Bloomberg L.P., are potential competitors of the Company. These potential competitors have greater marketing and development budgets than the Company and have greater capital resources than the Company. In the developed securities markets in the Pacific Basin region (such as Hong Kong, Singapore, Japan, Malaysia, Thailand and Taiwan), Dow Jones Markets, Inc., Reuters Limited and Bloomberg L.P. have been successful in providing trading on off-exchange floor trading for foreign securities markets, currency trading and news and information. It should be noted that except for China, which permits off-exchange floor trading, the stock exchanges in the Pacific Basin region are all floor-based electronic trading systems which do not permit off-exchange floor trading of their domestically listed securities.

Industrial Equipment Distribution

Market Overview

         Beginning in the mid-1980's, China commenced economic reforms that significantly decentralized the purchasing authority of government owned or controlled entities with respect to imports. In response to this process of decentralization and market orientation, increased numbers of industrial equipment manufacturers and independent distributors have entered the Chinese market to meet the market demand for modernization. Currently, the industrial equipment distribution sector in China is highly saturated with significant competition among manufacturers and distributors from around the world. The industrial equipment distribution business in 1999 was materially impacted by the virtual cessation of orders for several months following the bombing of the Chinese embassy in Belgrade, Yugoslavia. The Company also experienced a working capital shortfall following the restraining order/attachment against a deposit account of $357,230 with the New York branch of the Bank of China (See "DESCRIPTION OF BUSINESS - Major Developments during 1999").

Products

         The Company facilitates access to the Chinese marketplace by United States, European and other manufacturers of industrial equipment by providing marketing, sales and technical services for their products. The industrial equipment which the Company has been marketing in China are machine tools, such as machine centers and grinder measurement devices, and heavy machinery, such as gantry mills, pressing machine production lines and dyes transfer automation systems.

         The Company has signed exclusive distributor agreements with several major manufacturers of industrial equipment (Milltronics Manufacturing Company (a U.S. company), ALO Teknik AB (a Swedish company), Royal Master Grinders, Inc. (a U.S. company) and K.O. Lee Company (a U.S. company)) for the sale of their industrial equipment in China. However, these manufacturers may sell the industrial equipment to their own customers based outside of China for use in China, such as, sales to the American party of a Sino-foreign joint venture company for use by the Sino-foreign joint venture company in China. In such cases, these manufacturers would pay the Company a sales commission of 5% of the sales price for the Company to provide repair and servicing for the industrial equipment inside China. The Company also sells industrial equipment for other manufacturers on a non-exclusive basis.

Customers

         The Company's customers for industrial equipment are PRC Government owned or controlled entities, including government ministries, universities, research facilities and factories. The majority of the Company's customers are metal handling and processing factories in the automotive, ship building and aviation industries in China.

         The Company signed three major contracts with Chinese customers for the sale of industrial equipment in 1997 totaling approximately $7,171,000. The Company was awarded a $1,690,000 contract from Shenyang Aircraft Corporation to equip five heavy duty vertical machining centers. The machine centers have been delivered and installed by the Company in 1998. Shenyang Aircraft Corporation is a leading aircraft manufacturer in China and produces sections of the Boeing 737 aircraft. The Company entered into a contract to provide computer-controlled auto body stamping equipment to Changan Automobile Works, a Chinese state-owned automotive manufacturer, located in Chongqing, for $3,081,000. Changan Automobile Works is one of the largest automotive manufacturers in China and is a long standing customer of the Company. The Company contracted to provide a gantry milling machine to Shenyang Blower Works, in Shenyang, for $2,400,000. Shenyang Blower Works is a leading manufacturer of air blowers and air compressors for the petroleum, chemical and electricity generating industries in China.

         For the year ended December 31, 1998, the Company signed a number of contracts with Chinese customers totaling approximately $5,364,760. The Company signed a contract with Instrimpex Instec Import & Export Corp. to supply 29 Ultra SPARC Processors from Sun Microsystems, Inc. The processors will be used to create high-speed internet connections and multimedia networks in China. The Company was awarded a contract from Chongqing Foreign Trade Import & Export Corporation to supply a fully automatic setting machine from Alo Teknik. The machine is for cutting metal sheets, pipes and other materials in heavy industrial production lines. The combined contract price for both contracts is approximately $930,000. The Company was also awarded a $1,570,760 contract from China Songhai Industrial Corporation for communications network equipment manufactured by Cisco Systems, Inc. The Company received two contracts for a total of $1,024,000 to supply air compressors manufactured by Sullair Corporation to Shanxi Electric Power Complete Equipment Company and the Commercial Bureau of Heilongjiang Province. The air compressors will be utilized at the Yangcheng Power Plant and at ShuangYa Shan Mine in Heilongjiang Province. The Yangcheng Power Plant will be one of the largest power plants in China after its construction is completed. In September 1998, the Company signed two contracts for over $1,840,000 from China Xinxing Import & Export Corporation for communications network equipment manufactured by Cisco Systems, Inc.

         Although the Company's customers vary from year to year, the Company historically has relied on a limited number of customers for a substantial portion of its total revenues, the margins of which may vary significantly. The Company expects that a significant portion of its future revenues from this business segment will continue to be generated by a limited number of customers, and revenues may vary substantially from quarter to quarter as a result of both the large order sizes and the long lead times characteristic of this business.

Marketing

         The Company solicits potential customers for the sale of industrial equipment by participating in trade shows, promotional seminars and exhibitions throughout China and following up with mass mailings of product catalogues. At the trade shows, the Company operates a separate promotional exhibit. When the Company receives a request for particular equipment, the Company's sales staff is provided with the technical specifications and searches for suitable equipment manufacturers in the global market. When equipment that meets the technical specifications of the customer is identified, a case-by-case arrangement is negotiated between the equipment manufacturer and the Company. After a purchase agreement is signed with the customer, the Company will purchase the equipment from the manufacturer and resell it to the customer.

         The Company's industrial equipment distribution business sales and support teams, based in China and New Jersey, have grown from a total of three employees in 1991 to 23 employees as of December 31, 1998. The Company's sales teams in China for the industrial equipment distribution business are located in Beijing (six employees), Shanghai (three employees),Wuhan (three employees) and Chongqing (three employees). All orders are sent to Beijing for approval and processing.

Foreign Trade Corporations ("FTC's")

         Contracts for the sale of industrial equipment are entered into between affiliates of the Company, and the customer. The Company does not place an order with the third party manufacturer for industrial equipment until a sale has been made to the customer. As a result, the Company does not generally need to warehouse inventory. In most cases, however, the Company does take title to the industrial equipment and bears the risk of loss in the event of non-payment by the customer.

         Sales of the industrial equipment, regardless of the nature of the customer, are made through FTC's, since Chinese domestic companies and individuals are not permitted to trade directly with foreign companies. The FTC's make purchases on behalf of the customers and are legally authorized by the PRC Government to conduct import business. FTC's are chartered and regulated by the government and were formed to facilitate foreign trade. Once the customer selects the foreign vendor and the industrial equipment to be purchased, it selects an FTC to carry out the necessary procedures for the import and purchase of the equipment. The FTC's function as procurement arms for the customers. Although the purchase decision is made by the customer, the Company enters into formal purchase contracts with FTC's. The FTC's take title to the industrial equipment and resell to the customers. The customers pay the FTC's in Renminbi and the FTC's, which have access to foreign exchange, pay the foreign vendors in U.S. dollars or other foreign currency.

         By virtue of its direct contractual relationship with the FTC, rather than the customer, the Company is to some extent dependent upon the continuing existence of and contractual compliance by the FTC until the particular transaction has been consummated. The Company's industrial equipment sales business, however, is not dependent on any single FTC or customer. Although sales by the Company to certain industries involve repeat transactions with FTC's that operate in those industries, the Company does not believe that it is dependent upon any particular FTC or that the loss of relations with any particular FTC would have a material adverse effect on the Company. Rather, FTC's, which earn commissions in transactions, compete with each other for the right to handle the customer's business.

         The Company believes that it is able to ensure that purchase orders for industrial equipment by the customers are properly approved and authorized when a purchase contract is signed with an FTC because the FTC will review all necessary paperwork before executing contracts on the customer's behalf. As an additional precaution, to date, all of the Company's direct sales to its customers have been guaranteed by letters of credit. As a policy, the Company will not ship any industrial equipment ordered until a bank letter of credit is provided by the customer. As such, the Company has seldom experienced nonpayment for industrial equipment orders and the risk of loss due to nonpayment is negligible even though the Company takes title to the industrial equipment. The Company has also never experienced a problem with obtaining payment in U.S. dollars for the industrial equipment.

         The customer is responsible for carrying out any necessary import procedure for the industrial equipment, obtaining the import license and for freight charges. The Company ships the ordered industrial equipment to the port of entry specified by the customer. It is also the customer's responsibility to clear the industrial equipment through customs and ship the industrial equipment from the port of entry to the customer's premises. After the industrial equipment has arrived at its destination in China, the Company arranges with the customer for the installation of the industrial equipment and the training of the customer's personnel in the operation of the industrial equipment. The industrial equipment is generally warranted for a period of one year after installation. The customer is responsible for any out of warranty service and repairs.

YangZhou Brighton Equipment Corporation Ltd.

         The Company's Hong Kong subsidiary, Brighton Equipment Corporation Limited ("BECL"), on October 17, 1997, signed a joint venture contract with YangZhou Machine Tools Works to form YangZhou Brighton Equipment Corporation Ltd. ("YangZhou Brighton"), a Sino-Hong Kong equity joint venture company. YangZhou Brighton was established to produce and sell industrial equipment to small-to-midsize companies not ordinarily able to engage the services of FTC's due to costs. These companies are not permitted to trade directly with foreign companies and are not able to secure foreign exchange. YangZhou Brighton, a Chinese domestic company, is able to transact and accept Renminbi. YangZhou Brighton's office is located in YangZhou City, PRC. YangZhou Brighton commenced operations in March 1998. The Company has not generated any revenue from this joint venture through December 31, 1998. The interest of the Company in the joint venture was transferred in connection with the sale by the Company of BECL (See "BUSINESS - Major Developments during 1999").

After-Sale Services

         In order to perform its servicing and other after-sale responsibilities, the Company employs a staff of five engineering and technical support personnel. The technical support engineers work out of the Company's various offices throughout China and are trained to handle service calls initially through advice and consultation. If necessary, the engineers travel to the location of the unit and perform required servicing. The Company maintains what it believes is an adequate inventory of supplies, spare parts and tools to handle most servicing. If parts under warranty require replacement, the Company may elect to replace that part out of its own parts inventory with the understanding that the manufacturer would in turn replace the part in the Company's inventory. Any post-warranty repair or servicing, charged on a time and material basis, has historically been immaterial to the Company's business.

Competition

         The Company competes with other independent distributors in China marketing similar products. Although the Company believes that it is one of the major independent distributors of industrial equipment, there may be other distributors with greater resources or other competitive advantages over the Company.

         In addition to other independent distributors, the Company faces more significant competition directly from established manufacturers. With respect to its industrial equipment, for example, the Company competes with Cincinnati Milacron, Inc. of the U.S., which maintains its own direct sales force in China. In addition, certain manufacturers, such as Ingersoll-Rand Company of the U.S., are better able than the Company to establish name recognition across industry lines as they market a wide variety of products in China under one brand name.

         Domestic Chinese entities also compete in various product areas. Certain of these competitors, whether joint venture projects with foreign manufacturers or with all-Chinese groups, often receive preferential treatment by the government regulatory authorities, who seek to curtail spending on imported equipment in favor of domestic Chinese industrial development. Although the Company competes directly with products of certain joint ventures and all-Chinese groups, the Company does not believe that this preference by the regulatory authorities is frequently applied to the material detriment of the Company.

China National Contract

         On April 15, 1994, the Company, through its subsidiary, the Brighton Industries Corporation ("BIC"), contracted with China National to provide, for a total of $11 million, engineering design and implementation for a sodium bichromate production plant with an annual production capacity of 20,000 metric tons. This contract and the work related to it are outside the ordinary course of the Company's business. However, because of certain third-party technology that was available to it at that time, the Company was able to successfully bid on the contract. Turn-key contracts of this nature are generally discrete projects, and the Company does not anticipate repeat business from China National. The Company also does not currently have or plan to have any other projects of this nature in the foreseeable future. All payments from China National were remitted to the Company in U.S. dollars.

         The Company was responsible for the basic engineering design and transferring to China National certain manufacturing technological know-how licensed to the Company by Allied Signal, Inc. ("Allied Signal") for use in the production of sodium bichromate, chromic anhydride and chromium sulfate. The Company was also commissioned to procure key production equipment on China National's behalf. To date, the Company has completed the transfer of the basic engineering design and Allied Signal's technology, and procurement of key production equipment. The first and second shipments of the equipment were made in May 1997 and October 1997, respectively. After construction of the plant is complete and ready to commence production, the Company will provide plant commissioning services, including supervision of final construction, equipment installation and pre-operational testing. This contract was temporarily suspended by the municipal government in February 1996, due to environmental concerns relating to China National's proposed methods for waste disposal by the plant, but activity under this contract continued through 1997 as a result of existing commitments.

         The Company has been advised by China National that they are currently negotiating with third party lenders for the necessary funds to complete the construction of the project. The Company is currently unable to predict the ultimate outcome of these discussions. In the event that China National is unsuccessful in its efforts to obtain such financing and construction efforts are further suspended or terminated, the Company's anticipated revenues in the future with regard to this contract may be reduced or eliminated. The Company does not expect to recognize any revenues from this contract during the year ending December 31, 1999. The Company believes that any future involvement with China National will be the responsibility of BIC which was sold by the Company in July 1999 (See "DESCRIPTION OF BUSINESS - Major Developments during 1999"). However, no assurance can be given that China National will not look to the Company for the satisfaction of any executory obligations remaining under the China National contract, including any monetary obligation. In this connection, the Company anticipates establishing a deferred liability on its balance sheet of approximately $2,500,000.

Major Developments during 1999

Sale Of The Brighton Industries Corporation and Brighton Equipment Corporation, Limited

         On July 14, 1999, the Company completed the divestiture of BIC and BECL to GIS Worldtrade Corporation Limited ("GIS"), a Hong Kong corporation. At the time of the transaction, GIS owned 300,000 shares in the Company, which it had received as the result of converting a portion of a note payable in June 1998.

         The divestiture was consummated because BIC and BECL were engaged in businesses which the management of the Company concluded were not part of its core business: the China National contract, in the case of BIC; and the YangZhou Brighton joint venture, in the case of BECL. However, substantially all of the other previous business operations of BIC and BECL will continue to be conducted by the Company or other subsidiaries. It is not expected that the divestiture will have a material adverse affect on the financial condition or results of operations of the Company.

Attachment Order

         As indicated above (See "DESCRIPTION OF BUSINESS - China National Contract"), in connection with the China National contract, BIC entered into a technology licensing and engineering services contract with Allied Signal. The terms of the contract stipulated that BIC would pay Allied Signal a $1,000,000 down payment due no later than September 30, 1994, $500,000 upon completion of the basic engineering design of the Plant, but in no event 12 months from Allied Signal's receipt of the down payment, and $500,000 upon completion by Allied Signal of review of the design but in no event later than 20 months from Allied Signal's receipt of the down payment. In accordance with the terms of the contract with Allied Signal, BIC made three payments to Allied Signal totaling $900,000. This amount represents the $1,000,000 down payment less 10% withholding tax on technology imports imposed by the Chinese Government.

         In February 1996, the Chongqing municipal government suspended construction, delaying the completion of the plant and China National discontinued any further payments to BIC. In response, BIC determined that no other payments were due until the project was able to commence construction and continue to the next phase.

         On April 3, 1998, Allied Signal filed a Notice of Intention to Arbitrate and Demand for Arbitration with the American Arbitration Association in New York seeking the balance claimed to be owing. In its Demand for Arbitration, Allied Signal sought an award of $1,000,000, plus interest from the date such payment became due, in addition to attorneys' fees and costs of the arbitration proceeding. BIC filed an answer in May 1998 denying Allied Signal's claim and asserting a defense of force majeure.

         On February 11, 1999, Allied Signal filed a Petition for an Order of Attachment with a Temporary Restraining Order against BIC with the Supreme Court of the State of New York. On February 11, 1999, in response to Allied Signal's Petition, the Supreme Court of the State of New York issued an Order to Show Cause for Order of Attachment with Temporary Restraining Order, in effect temporarily encumbering $357,230 that BIC had on deposit with The Bank of China in New York. On June 18, 1999, the Supreme Court of New York granted the Order of Attachment and ordered that the amount of $357,230 be turned over to The City of New York - Sheriff's Department. In October 1999, the Company settled the arbitration proceedings with Allied Signal pursuant to which Allied Signal agreed to a release of $107,000 which had been subject to the attachment. The balance of $250,230 was payable to Allied Signal with an additional $100,000 payable to Allied Signal on October 1, 2000.

         The Order of Attachment, combined with the reduction in business caused by the bombing of the Chinese Embassy in Belgrade, profoundly affected all aspects of the Company's business, including the Company's ability to solicit new business, purchase equipment in order to complete existing contracts, and maintain employees and morale. The order of attachment of the funds combined with the reduction in business resulted in serious cash flow problems for the Company. The Company's management was forced to take a number of steps to address these problems. During the first half of 1999, four employees in the United States and 39 employees in China were terminated. The audit of the 1998 financial statements was suspended due to the Company's inability to pay the costs of the audit. As a result, the Company had not been able to file an Annual Report on Form 10-KSB for the year ended December 31, 1998 with the United States Securities and Exchange Commission, thus causing the Company to become delinquent in its filings. The Company suspended or reduced payments to its vendors and outside professionals.

Background of the Company

         The Company was incorporated in the State of Delaware on November 4, 1988 as Sirone Corporation. On November 1, 1995, the Company changed its name to Zentex Corporation. For a period of time prior to November 11, 1996, under previous management, the Company was engaged in the distribution in the United States and Canada of a shampoo and conditioner treatment. In October 1996, the Company entered into an acquisition agreement (the "Acquisition Agreement") with BIC, BECL, and the Brighton Shareholders pursuant to which effective November 11, 1996 the Company acquired all of the issued and outstanding capital stock of BIC and BECL from the Brighton Shareholders in exchange for the issuance by the Company of a controlling interest in the Company to the Brighton Shareholders (the "Reverse Merger"). The business purpose of the Reverse Merger was to facilitate the consolidation of BIC and BECL into one publicly traded entity to attract investment in the Company. Pursuant to the Reverse Merger, and in furtherance of its new business plan, the Company's name was changed to "Brighton Technologies Corporation," and its symbol on the OTC Electronic Bulletin Board was changed to "BRTK."

         Immediately prior to the Reverse Merger, the Company had a total of 3,513,000 shares of Common Stock issued and outstanding. In connection with the Reverse Merger, the Company issued to the Brighton Shareholders an aggregate of 27,000,000 shares of Common Stock representing approximately 88% of the then outstanding shares of Common Stock of the Company. The Common Stock of the Company underwent a 1 for 3 reverse stock split effective as of November 11, 1996, a 1 for 3 reverse stock split effective as of October 17, 1997, a 1 for 3 reverse stock split effective as of January 20, 1998 and a 1 for 3 forward stock split effective as of April 15, 1998. In connection with the 1 for 3 reverse stock split effective as of April 15, 1998, the Company's symbol on the OTC Electronic Bulletin Board was changed to "BGHT." All Common Stock and per share data have been restated to reflect the stock splits.

         Pursuant to the terms of the Acquisition Agreement, the Company transferred to two individuals who were part of the prior management (the "Transferees") all of its operating assets existing immediately subsequent to the closing of the Reverse Merger (excluding the shares of BIC and BECL) in exchange for the assumption by the Transferees of all of the liabilities of the Company as of the closing of the Reverse Merger and the delivery of a release of all obligations owed by the Company to an affiliate of the Transferees. In addition, at the closing of the Reverse Merger, each member of the Company's then Board of Directors resigned, and was replaced by representatives of the Brighton Shareholders.

Government Regulation

         All foreign entities, businesses, persons and all onshore foreign investors, including Sino-foreign cooperative joint ventures, and Sino-foreign equity joint ventures, are prohibited from managing or participating in the management of any telecommunication operations business in China. In addition, all such telecommunication operations businesses are prohibited from having any foreign ownership of the management of such businesses. Participation in projects engaged in the leasing service industry is also prohibited to foreign entities, businesses, persons and all on-shore foreign investors.

         The Company believes that Brighton-STAQ does not violate the provisions of these regulations at the present time. The Company has received an opinion from its Chinese counsel, Zhong Xin Law Office, to the effect that the design, installation and maintenance of the STAQ On-line Network and the charge of a related maintenance fee by Brighton-STAQ does not violate any rules of the relevant Chinese Governmental agencies. The telecommunication services essential to the operation of the STAQ On-line Network will be provided by domestically licensed third-party providers (i.e., The People's Daily and ICBC). In addition, operation of the STAQ On-line Network is controlled directly by the STAQ Exchange. Revenue earned by Brighton-STAQ is for the maintenance and service of the equipment for the STAQ On-line Network.

Compliance with Environmental Laws

         The Company has no material expenses and anticipates no material impact on its business occasioned by compliance with environmental laws.

Employees

         As of December 31, 1998, the Company and its subsidiaries had approximately 125 full-time employees, of which over 80% are professionals with specialized skills. There are 18 employees based in Hong Kong, 97 based in China and 10 in the Company's corporate office in Allendale, New Jersey, U.S.A., which serves as technical support base for the Asian operations. Of the 97 employees in China, 23 are dedicated to sales related activities for the industrial equipment distribution business segment and 21 are engineering and technical support personnel in the computer network integration business segment.

Patents and Trademarks

         The Company owns no registered patents. The Company has applied to the PRC Patent and Trademark Office to register its logo in June 1997. The Company also applied to the United States Patent and Trade Office and received approval in June 1999. The Company believes that its business is not materially dependent on any patent or trademark.

ITEM 2.       DESCRIPTION OF PROPERTY

         New Jersey. The Company and BIC currently occupy facilities leased by BIC in Allendale, New Jersey consisting of 5,000 square feet. The lease expires on July 31, 2001. The annual rent is $57,500.

         Hong Kong. BECL and its subsidiaries occupy facilities leased by BECL in Quarry Bay, Hong Kong consisting of Room 1001 on the 10th floor of Eastern Centre. The lease expires on March 22, 2000. The annual rent is $62,100.

         Beijing. The facilities occupied are under two separate lease agreements. One location is the in the Hanwei Plaza expiring September 30, 2001. The second is in the No. 11 Hall in the Beijing Workers' Stadium expiring July 30, 2000. The annual rents are $61,245 and $3,614, respectively.

         Chongqing. Brighton-STAQ signed a three-year lease for its branch office, effective June 15, 1998 and expiring June 15, 2001, for office space in Chongqing, consisting of five offices on the 29th floor of the ICBC Building in Chongqing. The annual rents are $4,193 in total.

         Shanghai. Brighton-STAQ signed a two-year lease for its branch office, effective September 1, 1997 and expiring June 30, 2001, for office space in Shanghai, consisting of Suite D and E on the 5th Floor of the Nan Yang Properties Building. The annual rent is $7,729.

         Shenzhen. The Brighton Elevator Shenzhen representative office occupies office space in the Shenzhen Beijing Hotel in Shenzhen. The lease expires June 30, 2000. The annual rent is $5,422.

         Wuhan. The Brighton Elevator Wuhan representative office occupies 120 square feet of office space in Wuhan. The lease expires on October 1, 1998. The annual rent is $4,337.

ITEM 3.       LEGAL PROCEEDINGS

         The Company is either a plaintiff or a defendant in several pending legal matters or threatened claims. In the opinion of management, the final resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

         In October 1999, the Company settled a pending arbitration with Allied Signal regarding the contractual value of services provided in the China National project. As a result of a delay in the China National project, a dispute had arisen with the supplier of the technological services, Allied Signal, and as a result and per the terms of the Agreement, an arbitration hearing was scheduled for November 1999. The dispute was settled prior to the arbitration hearing. During September 1999, pursuant to the terms of the settlement agreement, Allied Signal agreed to the immediate release of $107,000 to the Company that were previously frozen as a result of a levy issued by the New York State Supreme Court. The balance of $250,230 is payable to Allied Signal, with an additional $100,000 payable to Allied Signal by the Company on October 1, 2000. The Company will also provide Allied Signal with a confession of judgement in the amount of $750,000 to only be filed in the event the Company defaults under this agreement. (See "DESCRIPTION OF BUSINESS - Major Developments during 1999").

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 1998.

                                    PART II.


ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Price for the Common Stock

         The Company was formed as a result of a reverse acquisition effective November 11, 1996, whereby the Company acquired all of the issued and outstanding capital stock of BIC and BECL from their shareholders in exchange for the issuance by the Company of a controlling interest in the Company to such shareholders (the "Reverse Merger"). From April 15, 1998, through August 31, 1999, the Company's Common Stock was traded on the OTC Bulletin Board under the symbol "BGHT." From September 1, 1999 to the present, the Company's Common Stock has been traded on the Pink Sheets. The Company's Common Stock initially began trading under the symbol "BRTK" immediately after the Reverse Merger on November 12, 1996. Prior to that date, the Company's Common Stock traded under the symbol "ZNTX." The trading market is limited and sporadic and should not be deemed to constitute an "established trading market."

         The following table sets forth the range of high ask and low bid prices for the Company's common stock as quoted on the OTC Bulletin Board during the periods indicated. Such prices reflect prices between dealers in securities and do not include any retail markup, markdown or commission and may not necessarily represent actual transactions. All prices reflect the 1 for 3 reverse stock split effective November 11, 1996, the 1 for 3 reverse stock split effective October 17, 1997, the 1 for 3 reverse stock split effective January 26, 1998 and the 1 for 3 forward stock split effective April 15, 1998.


Fiscal Year Ended December 31, 1997                                    High                  Low
----------------------------------------------                         ------                -----
Quarter Ended March 31, 1997                                            21.00                 16.14
Quarter Ended June 30, 1997                                             17.64                  9.75
Quarter Ended September 30, 1997                                        15.38                  7.13
Quarter Ended December 31, 1997                                          7.13                  1.50

Fiscal Year Ending December 31, 1998
-----------------------------------------------
Quarter Ended March 31, 1998                                             7.33                  1.96
Quarter Ended June 30, 1998                                             10.69                  2.00
Quarter Ended September 30, 1998                                         5.94                  2.88
Quarter Ended December 31, 1998                                          2.38                  5.75


As of October 1, 1999, the number of security holders of record of the Company's Common Stock was 125.

         The Company has not paid any dividends on its common stock and has no present intention of paying cash dividends in the foreseeable future.

ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview:

         Effective November 11, 1996, the Company acquired all of the issued and outstanding capital stock of BIC and BECL from Kit Kung and Hong Yun (the "Brighton Shareholders") in exchange for the issuance by the Company of an approximate 88% controlling interest in the Company to the Brighton Shareholders at that time. The acquisition of BIC and BECL by the Company was accounted for as a recapitalization of BIC and BECL, with BIC and BECL as the acquirer (reverse acquisition). This transaction was consummated to consolidate the operating companies (BIC and BECL) owned by the Brighton Shareholders into one entity and to attract and facilitate investment into the Company. Accordingly, the historical financial statements consist of the combined financial statements of BIC and BECL, for all periods presented. The consolidated financial statements include the accounts of BIC, a United States-based company, and BECL, a Hong Kong-based holding company with controlling interests in four active Hong Kong subsidiaries and joint ventures (See "BUSINESS - THE COMPANY'S CORPORATE STRUCTURE"). All common share and per share amounts presented herein have been adjusted to reflect the 1-for-3 reverse stock splits effective November 11, 1996, October 17, 1997 and January 26, 1998, and a three-for-one stock split effective April 15, 1998.

         The Company has historically incurred significant losses, which have resulted in an accumulated deficit of $ 3,956,558 at December 31, 1998, which raises substantial doubt about the Company's ability to continue as a going concern. It is the intent of management to create additional revenue opportunities through the expansion of STAQ, pursue other related business ventures, and implement cost reductions to generate working capital and sustain operations. If these measures prove to be inadequate or unsuccessful, management may have to curtail certain of the Company's operations and consider filing for a bankruptcy reorganization.

         The Company has historically derived the majority of its revenues from the sale of industrial equipment to the PRC. Although the Company's customers vary from year to year, the Company historically has relied on a limited number of customers for a substantial portion of its total revenues, the margins of which may vary significantly. The Company expects that a significant portion of its future revenues from this business segment will continue to be generated by a limited number of customers, and revenues may vary substantially from quarter to quarter as a result of both the large order sizes and the long lead times characteristic of this business. As a result, the Company has from time to time experienced certain cash constraints and has been forced to cut back on its level of operations accordingly.

         During 1999, the Company experienced a significant reduction in its existing and anticipated business arising principally from three factors: (1) the bombing of the Chinese embassy in Belgrade which caused a substantial reduction in orders from Chinese companies to U.S. based firms; (2) a restraining order obtained by Allied Signal in February 1999 preventing the Company from using in its business operations the sum of $357,230 (See "DESCRIPTION OF BUSINESS - Major Developments during 1999"); and (3) the inability to use certain investment funds for STAQ because of a financial scandal within the STAQ Exchange (See "DESCRIPTION OF BUSINESS -Brighton-STAQ"). As a result of the foregoing factors, the Company experienced extreme cash constraints in the first half of 1999. In response to these cash constraints, Company management was forced to implement a business strategy to conserve cash reserves. As part of this plan to reduce costs, the Company laid off 37 employees during the first half of 1999. The Company was also forced to suspend the audit of its 1998 financial statements as a result of the Company's inability to continue to pay the costs of the annual audit.

         The Company operates in one business segment: the buying, selling and installation of computer, communications and industrial equipment. The Company acts as an intermediary, purchasing such products from sources in the United States and selling such products to customers in the PRC. The Company operates through offices in the United States, Hong Kong and the PRC.

         The Company had invested $1,997,324 in the Brighton-STAQ project at December 31, 1998. The Company accounts for its investment in STAQ under the equity method of accounting. In April 1999, STAQ entered into a new agreement with a new joint venture partner, The Masses Mail Order Limited of China ("The Masses") in the PRC. The new agreement calls for The Masses to invest a total of $4,800,000, with an initial investment of $1,800,000 to own 53% of the equity in the joint venture, and a second investment of $3,000,000 to increase the Masses' total interest to 75% in the joint venture. $1,800,000 was invested in July 1999 and the balance of $3,000,000 is scheduled to be invested by the end of 1999. In such event, Brighton's interest would be reduced to 47% and then to 25% from its initial 90% investment, but it would retain its position as the managing partner in the joint venture. In this new agreement, the former joint venture partner Huazheng Electronic Technology Co., Ltd. would return its 10% equity in the joint venture company back to Brighton-STAQ. The agreement was subject to the approval of the Beijing Municipal Government, which was granted on June 16, 1999. The Company accounts for its interest in STAQ under the equity method of accounting.

         Due to a highly publicized financial scandal within the STAQ Exchange, The Masses has not agreed to disburse the newly invested funds for expansion until the outcome of the investigation is completed. There is also uncertainty as to when the $3,000,000 balance will be invested into the joint venture by The Masses. Management of the Company is unable to predict the outcome of such investigation, but believes that the STAQ project continues to be commercially viable.

         China National accounted for approximately 35% for the year ended December 31, 1997. No revenues were recognized from China National during 1998. As an accommodation to China National for excess funds held by the Company, the Company has periodically loaned funds to China National. These loans do not bear interest and do not stipulate repayment dates. As of December 31, 1998 and 1997, the Company had advanced $1,181,513 to China National, classified as advances to customers in the consolidated balance sheets. In addition, a deposit payable to China National of $2,150,000 was outstanding at December 31, 1998 and 1997.

         Revenues under this contract for the year ended December 31, 1997 were approximately $2,237,000, or 35% of the Company's total revenues. The Company did not record any revenues with respect to this contract in 1998. The Company had recorded cumulative aggregate revenues of $6,798,000 through December 31, 1998 under this contract, or approximately 62% of the contract's total expected revenues.

         During the year ended December 31, 1998, three customers accounted for 49% of the total revenues, consisting of 23%, 14% and 12%, respectively. During the year ended December 31, 1997, the only customer that accounted for more than 10% of total revenues was China National, which accounted for 35% of total revenues.

         Historically, the Company has relied on a limited number of customers for a substantial portion of its total revenues. The Company expects that a significant portion of its future revenues will continue to be generated by a limited number of customers. The loss of any of these customers or any substantial reduction in business volume with any of these customers could materially adversely affect operating results.

         The vast majority of the Company's revenues are derived from customers based in countries outside the United States, primarily the PRC. Such operations subject the Company to certain operational risks. The Company's prospective results of operations could be negatively affected by adverse consequences arising from these risks. Although management believes that the likelihood of such factors occurring is not significant, the possibility of unanticipated events disrupting the Company's operations, such as the bombing of the Chinese Embassy in Belgrade, exists.

         During the year ended December 31, 1998, revenues from United States-based operations were $8,984,820 or 69% of total revenues, and revenues from Far East-based operations were $4,113,387 or 31% of total revenues. During the year ended December 31, 1997, revenues from United States-based operations were $5,275,052 or 82% of total revenues, and revenues from Far East-based operations were $1,171,565 or 18% of total revenues.

         The following table sets forth certain historical operating data for the periods presented:


                                                                           Years Ended December 31,
                                                                       ---------------------------------
                                                                    1998                          1997
                                                          -------------------------      ----------------------
                                                               Amount            %          Amount         %
                                                          ------------        -----      -----------      -----
Revenues                                                  $ 13,098,207        100.0      $ 6,446,617      100.0

Cost of revenues                                            10,715,786         81.8        4,519,381       70.1

Operating expenses                                           3,482,073         26.6        2,944,610       45.7

                                                          ------------        -----      -----------      -----

Loss from operations                                        (1,099,652)        (8.4)      (1,017,374)     (15.8)

Other income (expense), net                                   (136,523)        (1.0)          70,828        1.1

Write-off of offering costs                                   (582,685)        (4.4)               -          -

                                                          ------------        -----      -----------      -----

Loss before income taxes
and investment in STAQ                                      (1,818,860)       (13.9)        (946,546)     (14.7)

Benefit for income taxes                                        48,000          0.4               -          -

Loss on STAQ                                                  (284,961)        (2.2)         (55,296)      (0.9)

                                                          ------------        -----      -----------      -----

Net loss                                                  $ (2,055,821)       (15.7)    $ (1,001,842)     (15.5)
                                                          =============       =====     ============      =====



Years Ended December 31, 1997 and 1998:

         Revenues. Revenues for the year ended December 31, 1998 were $13,098,207, as compared to $6,446,617 for the year ended December 31, 1997, an increase of $6,651,590 or 103.2%. Revenues increased in 1998 as compared to 1997 primarily as a result of increased demand on the part of existing and new customers in China and the timing in the signing and execution of certain contracts. There were four contracts in 1998 that resulted in the significant increase in revenues in 1998 as follows: Changan Automobile Import & Export for $ 3,061,405, China National Aero Technology for $ 1,780,000, China Songhai Industrial Corporation for $1,570,760 and China Xingxing Import & Export for $1,221,885. These four contracts totaled $ 7,634,050 or 58.3% of the total revenue for 1998.

         Gross Profit. Gross profit for the year ended December 31, 1998 was $2,382,421 or 18.2% of revenues, as compared to $1,927,236 or 29.9% of revenues for the year ended December 31, 1997. The decrease in gross margin in 1998 as compared to 1997 was primarily a result of increased competition within China and specifically in the industrial equipment area, which the Company expects will continue into 1999.

         General and Administrative Expenses. General and administrative expenses increased by $489,504 or 28.8%, to $2,187,375 or 16.7% of revenues for the year ended December 31, 1998, as compared to $1,697,871 or 26.3% of revenues for the year ended December 31, 1997, primarily as a result of increases in employee compensation and occupancy costs incurred to develop and to support the Company's efforts to expand its operations in the Far East, and corporate costs associated with the operation of a public company.

         Selling and Marketing Expenses. Selling and marketing expenses increased by $214,446 or 41.1%, to $736,400 or 5.6% of revenues for the year ended December 31, 1998, as compared to $521,954 or 8.1% of revenues for the year ended December 31, 1997, primarily as a result of increases in employee compensation and occupancy costs incurred to support the Company's efforts to expand its operations in the Far East.

         Consulting Fees. During the year ended December 31, 1997, the Company incurred consulting fees aggregating $434,899 for certain professional, consulting and other costs incurred in connection with the Company's ongoing business development and financing activities. The Company did not incur any similar consulting fees during the year ended December 31, 1998.

         Included in the consulting fees of $434,899 in 1997 are $175,000 of costs pursuant to a consulting agreement with a consulting firm. The Company entered into the consulting agreement with the consulting firm for business advisory services on February 25, 1997. Pursuant to that agreement, the Company paid the consulting firm $25,000 and issued a one-year note for $150,000 for services rendered. The note was unsecured, with interest at 10% per annum to accrue until the due date of February 24, 1998. Thereafter, such note is due and payable upon demand, with interest at 12% per annum.

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

         Operating Loss. For the year ended December 31, 1998, operating loss was ($1,099,652), as compared to an operating loss of ($1,017,374) for the year ended December 31, 1997.

         Interest Expense. For the year ended December 31, 1998, interest expense and bank fees increased by $89,651 or 141.3% to $153,087, as compared to $63,436 for the year ended December 31, 1997, primarily as a result of an increase in notes payable and bank fees related to a bank letter of credit issued in conjunction with an industrial equipment purchase contract completed in 1998.

         Interest Income. For the year ended December 31, 1998, interest income decreased by $63,082 or 63.3%, to $36,499, as compared to $99,5681 for the year ended December 31, 1997, primarily as a result of decreased cash balances.

         Write-off of Offering Costs. Deferred offering costs consisted of capitalized professional fees and related costs incurred in connection with the Company's contemplated public offering of its securities. Based on an assessment of market conditions and other factors, the Company decided to abandon the offering during the three months ended March 31, 1998. Accordingly, the Company wrote off deferred offering costs of $582,685, which is reflected as a charge to operations during 1998.

         Income Taxes. For the year ended December 31, 1998, the Company incurred a consolidated loss before income taxes and investment in STAQ of ($1,818,860). Based on assessment of all available information, including historical trends, the Company was unable to conclude that realization of the deferred tax asset was more likely than not. Accordingly, the Company established a 100% valuation allowance on the deferred tax assets related to its domestic and foreign net operating losses. Reductions in the valuation allowance will be recorded when, in the opinion of management, the Company's ability to generate taxable income in the future is considered more likely than not. For the year ended December 31, 1997, the Company had a loss before income taxes and investment in STAQ of ($946,546). For the year ended December 31, 1998 the Company recognized a tax benefit of $48,000 relating to Hong Kong based income taxes. A refund related to this benefit was received in October 1999.

         The Company is subject to different tax rates and tax laws because it operates in various distinct jurisdictions. As a result, the Company may not necessarily be able to offset its income earned in one jurisdiction against losses incurred in another jurisdiction. Therefore, the Company anticipates that its consolidated effective tax rate may vary significantly between periods.

         Net Loss. Net loss for the year ended December 31, 1998 was ($2,055,821) or ($.49) per share, as compared to a net loss for the year ended December 31, 1997 of ($1,001,842) or ($.29) per share.

Consolidated Financial Condition

Liquidity and Capital Resources:

         Operating. For the year ended December 31, 1998, the Company's operations provided cash resources of $515, as compared to utilizing cash resources of $1,920,744 for the year ended December 31, 1997. The Company had a working capital deficit of $2,229,381 at December 31, 1998, as compared to a working capital deficit of $1,718,875 at December 31, 1997, reflecting current ratios of .71:1 and .78:1, respectively.

         Accounts receivable increased by $1,502,911 to $2,838,146 at December 31, 1998,from $1,335,235 at December 31, 1997, as a result of increased operating activity and the timing of cash collections during 1998.

         Advances to customers decreased by $460,000 to $1,211,166 at December 31, 1997, from $1,671,166 at December 31, 1997.

         During the year ended December 31, 1997, the Company received customer advances aggregating $2,150,000 with respect to the China National contract, which has been recorded as customer deposits at December 31, 1997 and December 31, 1998, and which is expected to be utilized in the fulfillment of the Company's obligations under that contract in subsequent periods. As an accommodation to China National for excess funds held by the Company, the Company has periodically loaned funds to China National. These loans do not bear interest and do not stipulate repayment dates. As of December 31, 1997 and 1998, the Company had advanced $1,181,513 to China National, which is included in advances to customers at those dates.

         Investing. During the year ended December 31, 1998, the Company purchased fixed assets aggregating $45,629, primarily in the form of project equipment that will be utilized in completing future projects. During 1998, the Company's investment in STAQ increased by $259,152 as a result of additional advances of $544,113, partially offset by losses in STAQ of $284,961. Other than equipment which the Company purchases in the fulfillment of its contracts, the Company has no capital expenditure commitments.

         Restricted cash of $250,230 represents the portion of the cash attached by the New York State Supreme court in response to the request by Allied Signal in an arbitration pending at December 31, 1998. A settlement agreement was reached in October 1999 to allow $107,000 of the $357,230 to be returned to the Company and the balance to Allied Signal, with the remainder of $250,230 being disbursed to Allied Signal.

         Financing. During January 1996, the Company entered into a convertible demand note agreement with GIS Worldtrade Corporation Limited, with interest at 5% per annum. The note was convertible into Company common stock at prevailing market values. The note, including accrued interest and principal, had a balance of $620,101 as of December 31, 1997. During June 1998, the Company settled the note, including accrued interest, by issuing 300,000 shares of common stock for $425,000, of such amount and by making a cash payment of $247,940 for the remaining amount.

         During the year ended December 31, 1997, the Company sold 24,006 shares of common stock for proceeds of $352,948. Costs directly related to the completion of these offerings amounted to $45,416 and were charged directly to contributed capital in 1997.

         During the year ended December 31, 1998, the Company sold 738,046 shares of common stock in private sales for aggregate proceeds of $1,210,169. Costs directly related to the completion of these offerings amounted to $121,449 and were charged directly to contributed capital in 1998.

         In 1997, the Company issued, for nominal consideration, 22,590 shares of common stock to various individuals and firms. Of this issuance, 6,090 shares related to services rendered in connection with the 1997 Private Placement. The charge to operations for the issuance of 16,500 shares of common stock totaled $95,437 for the year ended December 31, 1997, which was based upon the fair market value of the stock at the date of the grants.

         In December 1998, the Company entered into an agreement with a consulting firm for business advisory services providing for the issuance of 20,000 shares of common stock to the firm. Pursuant to the terms of the agreement, 15,000 shares were deposited in escrow subject to the successful investment of $1,000,000 (net) to the Company, which has not yet occurred.

         In order to meet its working capital requirements, the Company has periodically received funding from Kit Kung, the Chairman of the Board of Directors, President and Chief Executive Officer, and his family members. The Company has also periodically made advances to the principals and officers of the Company. Such advances are unsecured and generally bear no stated interest rate or terms of repayment. As of December 31, 1998, amounts due to Kit Kung and his family members aggregated $182,040. As of December 31, 1997 amounts due from Kit Kung and his family members aggregated $232,221. During the year ended December 31, 1997 the Company repaid $330,157 of advances previously made by Kit Kung and his family members to the Company. During 1997, the Company reduced the receivable from stockholders and related parties by $185,950, representing the estimated fair market value of project equipment acquired by the Company from Kit Kung in a non-cash transaction. During the year ended December 31, 1998 $414,261 was advanced to the Company by Kit Kung and family members resulting in a net amount due to Kit Kung and family members of $182,040 at December 31, 1998.

         At December 31, 1998, the Company had issued irrevocable letters of credit for $711,216, which represents a contingent commitments for the purchase of equipment, of which $90,000 had not been disbursed as of October 1, 1999. During December 1997,the wife of the Company's founder and majority stockholder, who is an officer and director of the Company, provided a short-term credit facility to the Company by depositing $500,000 into a short-term interest-bearing account with a Hong Kong bank as security for the bank's letter of credit for $2,145,000 issued to a supplier in conjunction with the aforementioned Changan Automobile Works contract. The full amount of the letter of credit was disbursed during 1998.

         As a result of the delay in the China National project, the Company was in the process of renegotiating the terms of certain obligations under the technological licensing arrangements that it entered into in conjunction with the China National contract (See "BUSINESS -- CHINA NATIONAL CONTRACT"). As a result of a dispute with Allied Signal, the licensor of the technology, an arbitration was scheduled to commence in November 1999. The pending arbitration was settled in October 1999. Pursuant to the terms of the settlement agreement, Allied Signal agreed to the immediate release of $107,000 in funds that were previously frozen in February 1999 by the New York Supreme Court. The balance of $250,230 was payable to Allied Signal with an additional $100,000 payable on October 1, 2000.

         The Company does not expect to recognize any revenues from this contract during the year ending December 31, 1999 and the first half of 2000. If China National is unable to complete the project, management does not expect that the ultimate resolution of this matter will have a material adverse impact on the Company's financial position, results of operations or cash flows, other than the loss of revenue, profits and cash flows that would have been realized if the project had been completed.

         Brighton-STAQ was formed to design, develop, install and maintain a computer network for the trading of securities in China (the "STAQ On-line Network"). The Company at December 31, 1998 owned a 90% interest in Brighton-STAQ and has invested or advanced approximately $1,738,172 and $1,997,324 with respect to Brighton-STAQ as of December 31, 1997 and 1998, respectively. As of December 31, 1997, the Company had fully funded its original obligation to invest $1,600,000 in Brighton-STAQ.

         The Company had invested $1,997,324 in the Brighton-STAQ project at December 31, 1998. The Company accounts for its investment in STAQ under the equity method of accounting. In April 1999, STAQ entered into a new agreement with a new joint venture partner, The Masses Mail Order Limited of China ("The Masses") in the PRC. The new agreement calls for The Masses to invest $4,800,000 and to own 53% of the equity in the joint venture, of which $1,800,000 was invested in July 1999 and the balance of $3,000,000 was scheduled to be invested by the end of 1999. In such event, Brighton's interest would be reduced to 47% from its initial 90% investment, but it would retain its position as the managing partner in the joint venture. In this new agreement, the former joint venture partner, Huazheng Electronic Technology Co., Ltd., would return its 10% equity in the joint venture company to Brighton-STAQ. The agreement was subject to the approval of the Beijing Municipal Government, which was granted on June 16, 1999.

         Due to a highly publicized financial scandal within the STAQ Exchange, The Masses has not agreed to disburse the newly invested funds for expansion until the outcome of the investigation is completed. There is also uncertainty as to when the $3,000,000 balance will be invested into the joint venture by the Masses. Management of the Company is unable to predict the outcome of such investigation, but believes that the STAQ project continues to be commercially viable.

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

         Foreign operations are subject to certain risks inherent in conducting business abroad, including price and currency exchange controls, and fluctuations in the relative value of currencies. Changes in the relative value of currencies occur periodically and may, in certain instances, materially affect the Company's results of operations and the ability of customers to satisfy obligations owed to the Company. In addition, the Renminbi is not freely convertible into foreign currencies. All foreign exchange transactions involving the Renminbi must take place either through the Bank of China or other institutions authorized to buy and sell foreign exchange, or at a Foreign Exchange Adjustment Center. The ability to convert the Renminbi is subject to the availability of foreign currencies.

         The continuing Asian financial crisis has had a negative impact on the Company's operations by reducing the Chinese economy's growth and general level of activity and causing uncertainty with respect to the ultimate cost of equipment ordered from United States-based suppliers, which must be paid for by converting Renminbi into United States dollars. Although the central government of China has recently indicated that it does not intend to devalue its currency in the near future, devaluation still remains a possibility. Should the central government of China decide to devalue the Renminbi, the Company believes that such an action would have a detrimental effect on the Company's operations, by reducing the purchasing power of the Company's Chinese customers and by decreasing the potential earnings from the STAQ On-line Network, when measured in United States dollars. Although the functional currency of certain of the Company's Far East operations is the Hong Kong Dollar or the Chinese Renminbi, the majority of the Company's transactions are conducted in United States dollars. Accordingly, the Company does not believe that devaluation of the Chinese Renminbi would have a material effect on the Company's consolidated financial position.

Recent Accounting Pronouncements

         In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") which is effective for financial statements issued for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. SFAS No. 130 defines comprehensive income to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is presented with the same prominence as other financial statements. The Company adopted SFAS No. 130 for its fiscal year beginning January 1, 1998. The Company does not have any significant components of comprehensive income other net income (loss). Accordingly, adoption of SFAS No. 130 did not have a material effect on the Company's financial statement presentation and disclosures, and a separate statement of comprehensive income has not been presented.

         In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise" and which is effective for financial statements issued for fiscal years beginning after December 15, 1997. SFAS No. 131 established standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. SFAS No. 131 also establishes standards for disclosures by public companies regarding information about their major customers, operating segments, products and services, and the geographic areas in which they operate. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS No. 131 requires comparative information for earlier years to be restated. The Company adopted SFAS No. 131 for its fiscal year beginning January 1, 1998. The Company's results of operations and financial position were not affected by implementation of SFAS No. 131. As a result of the adoption of SFAS No. 131, the Company revised its segment disclosure included in the December 31, 1998 financial statements.

         In February 1998, the Financial Accounting Standards Board issued Statement No. 132, "Employers' Disclosures about Pensions and Other Post retirement Benefits" ("SFAS No. 132"), which is effective for financial statements issued for fiscal years beginning after December 15, 1997. SFAS No. 132 revises employers' disclosures about pension and other post retirement benefit plans. SFAS No. 132 requires comparative information for earlier years to be restated. The Company adopted SFAS No. 132 for its fiscal year beginning January 1, 1998. Adoption of SFAS No. 132 did not have a material effect on the Company's financial statement presentation and disclosures.

         In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which is effective for financial statements for all fiscal quarters of all fiscal ears beginning after June 15, 2000. SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. SFAS No. 133 also addresses the accounting for hedging activities. The Company will adopt SFAS No. 133 for its fiscal year beginning January 1, 2000, and does not anticipate that its adoption will have a material impact on its financial statement presentation and disclosures.

         In October 1998, the Financial Accounting Standards Board issued Statement No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" ("SFAS No. 134"), which is effective for financial statements for the first fiscal quarter beginning after December 15, 1998. SFAS No. 134 amends Statement No. 65, "Accounting for Certain Mortgage Banking Activities" (SFAS No. 65"), which, as amended, required that after the securitization of a mortgage loan held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage backed security as a trading security. SFAS No. 134 further amends SFAS No. 65 to require that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage backed securities or other interests based on its ability and intent to sell or hold those investments. SFAS No. 134 conforms the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage banking entity with the subsequent accounting for securities retained after the securitization of other types of assets by non-mortgage banking enterprises, resulting in such securities being classified as held to maturity if they conform to the requirements of SFAS No. 115. The Company will adopt SFAS No. 134 for its fiscal year beginning January 1, 1999, and does not anticipate that its adoption will have a material impact on its financial statement presentation and disclosures.

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

         Based on a recent internal assessment, the Company has determined that certain of its software programs will have to be modified or replaced so that its computer systems will properly utilize dates beyond December 31, 1999. The Company is in the process of developing estimated costs to be Year 2000 compliant. However, the Company is in the process of developing estimated costs to be Year 2000 compliant. However, the Company does not believe that the cost to modify its existing software and/or convert to new software will be significant.

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

ITEM 7.       FINANCIAL STATEMENTS

         The financial statements are listed at "Index to Consolidated Financial Statements" elsewhere in this document.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                   PART III.


ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The following table and text sets forth the names and ages of all directors and executive officers of the Company and the key management personnel as of October 1, 1999. The Board of Directors of the Company is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the Board of Directors, and are appointed to serve until the first Board of Directors meeting following the annual meeting of stockholders. Except as otherwise noted, there are no family relationships among directors and executive officers. Also provided is a brief description of the business experience of each director and executive officer and the key management personnel during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.


                  NAME                          AGE         POSITION
                  ----                          ---         --------
                        DIRECTORS AND EXECUTIVE OFFICERS
                        --------------------------------
                  Kit Kung                       47         Chairman of the Board,
                                                              President and Chief
                                                              Executive Officer
                  Alan A. Jurewicz               45         Chief Financial Officer
                  Nils A. Ollquist               41         Director and Secretary
                  Hong Yun                       43         Director;
                                                              Vice President/General Manager
                  Michael Muldavin               77         Director

                            KEY MANAGEMENT PERSONNEL
                            ------------------------
                  He Ping                        38         General Manager Beijing
                                                              Brighton Staq Electronic System
                                                              Company Limited (Beijing)
                  Xue Yong                       30         Manager of Engineering
                                                              Department of Information \
                                                              Services Group
                                                              Brighton-STAQ
                  Dali Zhang                     28         Deputy General Manager of
                                                              Industrial Automation Group
                                                              (Southern China)
                  Ping Yu                        40         Deputy General Manager

                           Background and Experience

         Kit Kung has been Chairman of the Board, President and Chief Executive Officer of the Company since October 1996. Mr. Kung is the Founder of BECL. He was born in Shanghai and emigrated to the United States in 1974. He re-visited China in 1980, and by 1981 was the first ever to legally export 32-bit computers from the United States into China; those first computers being two sets of

VAX computer systems from Digital Equipment Corporation. From that profile, he established an extensive network of customers and relationships in China. Mr. Kung graduated from Rutgers University with a degree in Physics and is a citizen of the United States. Mr. Kung has been listed in the "Who's Who Worldwide" publication since 1993 and the "Outstanding Americans" publication since 1994. He is the husband of Hong Yun.

         Alan A. Jurewicz has served as Chief Financial Officer of the Company since August 5, 1998. Prior to joining the Company, Mr. Jurewicz was the regional controller for Global Passenger Services, a New York based transportation services company from June 1997 to July 1998. Mr. Jurewicz served as chief financial officer of Liberty Helicopter Corp., the largest helicopter operator in the Northeast United States, from June 1992 to June 1997. Mr. Jurewicz also served in controller positions with Trump Air, Texas Air Corp. (Continental Airlines) and Pan American World Airways from March 1977 to June 1992. Mr. Jurewicz holds a bachelor of science degree in accounting from Fairleigh Dickinson University. He is a member of the Phi Omega Epsilon Honor Society, American Institute of Certified Public Accountants and New Jersey Society of Certified Public Accountants.

         Hong Yun has been a director of the Company since October 1996. She founded BIC in 1989 and is the individual responsible for developing the industrial equipment business into a significant operation. Ms. Yun is a native of Beijing and a U.S. citizen by naturalization. Ms. Yun graduated from Beijing University of Beijing, China specializing in electronics engineering. She is the wife of Kit Kung.

         Nils A. Ollquist has been a director of the Company since October 1996 and Secretary of the Company since May 7, 1998. Mr. Ollquist also held the positions of Chief Financial Officer and Vice President of the Company until his resignation, in November 1997. He is also a Principal of Orient Financial Services Limited in Hong Kong. Mr. Ollquist has fifteen years of experience in investment banking and corporate finance in Hong Kong, the United States and Australia. Prior to creating Orient Financial in 1993, he served as head of Bank of America's mergers and acquisitions group in Asia. Before joining Bank of America in 1990, Mr. Ollquist was Director and head of Security Pacific Australia's U.S. corporate finance and investment banking activities. He worked for several years in Sydney with Amsterdam Rotterdam Bank and Barclays Bank from 1980 to 1984. Prior to commencing his investment banking career, Mr. Ollquist served for 5 years in the Australian Treasury in Canberra. He holds degrees in Economics and Law from the Australian National University.

         Michael Muldavin has been a director of the Company since October 1996. Mr. Muldavin, currently a visiting professor at the University of California at Los Angeles, was a pioneer in China trading, having assumed responsibility for the family trading business in Heilongjiang province before WWII. In 1979, Mr. Muldavin was invited by the Chinese Government to establish a joint Chinese language magazine "Science & Technology Review." In recent years, Mr. Muldavin has been involved in a total of more than 80 joint venture investments in China including agribusiness, automotive and media/data systems and communications. Mr. Muldavin founded the Benchmark Company Group, an investment consultancy and advisory firm, and has consulted on investments and ventures in China, Russia and Vietnam since 1980. Mr. Muldavin received his B.S. in mathematics and engineering, M.S. in economics, joint PhDs in economics and public administration and J.D. from Harvard College. Mr. Muldavin also holds a M.P.H. (medical care administration and epidemiology) from the University of California, Los Angeles.

         He Ping is the General Manager of Brighton-STAQ. Mr. He joined the Company as the Deputy General Manager and then Acting General Manager of Brighton-STAQ project in September 1994, and was promoted to his current position. Prior to joining the Company, Mr. He was the Business Development Officer and Administrative Executive in the Beijing representative office of Imperial

Chemical Industry since 1993. Mr. He graduated from Beijing TV University in 1988 and was a graduate of the China-Europe Management Institute MBA program in 1993. Mr. He is a native of Beijing and a Chinese national.

         Xue Yong is the Manager of the Engineering Department of the Information Services Group of Brighton-STAQ. Mr. Xue joined the Company in November 1991 and was assigned a number of technical positions within the Company. Mr. Xue presently is responsible to construct the nationwide network for the STAQ On-Line Network project. Prior to joining the Company, Mr. Xue was an EDA System Analyst for The No. 3 Research Institute under the Ministry of Electronics Industry of China. Mr. Xue graduated from Hua Zhong University of Science and Technology in 1987, majoring in Electronics and Information Engineering. Mr. Xue is a native of Beijing and a Chinese national.

         Dali Zhang is the Deputy General Manager of the Industrial Automation Group responsible for the business activities in Southern China Region. Mr. Zhang joined the Company in 1994 as a sales engineer and was gradually promoted to the present position. Mr. Zhang graduated from China Yanjing Overseas Chinese College in 1994 and holds a degree in international trade. Mr. Zhang is a native of Beijing and a Chinese national.

         Ping Yu has been Deputy General Manager of Allendale, New Jersey based operations since 1994. Mr. Yu has more than 12 years of experience in international trade business and held a number of managerial positions with Chinese government owned trading organizations, such as China Technical Corporation (CTC), USA and China National Technical Import & Export Corporation prior to joining the Company. Mr. Yu worked as an engineer for two years for Beijing Solar Energy Research Institute from 1982 to 1984. Mr. Yu graduated from Beijing Electronics Engineering Institute in 1982 with a B.S. degree in telecommunications. Mr. Yu is a native of Beijing and a Chinese national. He is a permanent resident of the United States.

ITEM 10.      EXECUTIVE COMPENSATION

         The following table sets forth the compensation paid during fiscal years ended December 31, 1997 and 1998 to the Company's Chief Executive Officer. No officer of the Company received annual compensation in excess of $100,000 per annum.

                                            Summary Compensation Table

Name and

Principal Position                                                     Year                      Salary
                                                                       ------                    --------
  Kit Kung, Chairman, President and Chief                              1998                      $80,000
  Executive Officer                                                    1997                      $80,000
                                                                       1996                      $80,000

Compensation Agreements

         There are currently no long-term employment or consulting agreements between the Company and the executive officers or directors of the Company.

Board of Directors

         During the year ended December 31, 1998, no meetings of the Board of Directors were held; all corporate actions were conducted by unanimous written consent of the Board of Directors. Directors receive no compensation for serving on the Board of Directors, but are reimbursed for any out-of-pocket expenses incurred in attending board meetings. The Board of Directors has established an audit committee which consists of Messrs. Michael Muldavin and Nils A. Ollquist.

Stock Option Plan

         As of October 15, 1999, the Company had not adopted a stock option plan.

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of October 1, 1999 with respect to (i) the beneficial ownership of the Common Stock of the Company by each beneficial owner of more than 5% of the outstanding shares of Common Stock of the Company, each director, each executive officer and all executive officers and directors of the Company as a group, (ii) the number of shares of Common Stock owned by each such person and group and (iii) the percent of the Company's Common Stock so owned.

         As used in this section, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Exchange Act as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose of or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, subject to community property laws where applicable. Each person has sole voting and investment power with respect to the shares of Common Stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of Common Stock, except as otherwise indicated.

                                                                                        Percentage of
                                                     Number of Shares of                Outstanding Common
  Name and Address                                   Common Stock                       Stock Beneficially
  Beneficial Owner                                   Beneficially Owned                 Owned
Kit Kung                                                  2,715,035(1)                               59.57%
c/o Brighton Technologies Corporation
6 Pearl Court
Allendale, NJ  07401

Hong Yun                                                    166,667(2)                                3.66%
c/o Brighton Technologies Corporation
6 Pearl Court
Allendale, NJ 07401

Nils A. Ollquist                                                --                                      --
c/o Orient Financial Services 13C,
Chinaweal Centre
414-424 Jaffe Road
Wanchai, Hong Kong


Alan A. Jurewicz                                                105,000(3)                              2.25%
c/o Brighton Technologies Corporation
6 Pearl Court
Allendale, NY  07401

Michael Muldavin                                                --                                      --
c/o Brighton Technologies Corporation
6 Pearl Court
Allendale, NJ  07401

All Directors and                                             2,986,702                                64.06%
executive Officers as a group
(5 persons)

         (1) Does not include 166,667 shares of Common Stock owned by Hung Yun, Mr. Kung's wife. Mr. Kung disclaims beneficial ownership of such shares.

         (2) Does not include 2,715,035 shares of Common Stock owned by Kit Kung, Ms. Yun's husband. Ms. Yun disclaims beneficial ownership of such shares.

         (3) Represents stock options which are fully exercisable within 60 days of October 1, 1999.

Changes in Control

         The Company is unaware of any contract or other arrangement, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In order to meet its working capital requirements, the Company has periodically received funding from Kit Kung, the Chairman of the Board of Directors, President and Chief Executive Officer, and his family members. The Company has also periodically made advances to the principals and officers of the Company. The advances relate to personal travel and related expenses incurred on corporate charge cards. Such advances are unsecured and generally bear no stated interest rate or terms of repayment. As of December 31, 1998 and 1997, amounts due to (from) Kit Kung and his family members aggregated $182,040 and ($232,499), respectively.

         In 1997, Kit Kung sold project equipment to the Company with a fair market value of $185,950, which is equivalent to the price that the Company would have had to pay to purchase such equipment in the open market, in exchange for an equivalent reduction in the amount due the Company from Kit Kung.

         During December 1997, the wife of the Company's founder and majority stockholder, who is an officer and director of the Company, provided a short-term credit facility to the Company by depositing $500,000 into a short-term interest-bearing account with a Hong Kong bank as security for the bank's letter of credit for $2,145,000 issued to a supplier. The full amount of the letter of credit was disbursed during the six months ended June 30, 1998, and was repaid in August 1998. The estimated imputed cost of such credit facility was not significant.

         During the year ended December 31, 1997, $27,804, was paid to Orient Financial Services Limited, a Hong Kong-based company in which Nils A. Ollquist is a principal.

         During the year ended December 31, 1998, the Company's majority shareholder and family members advanced an aggregate of $414,261 to the Company, resulting in a balance due to Kit Kung and his family members of $182,040.

         Salaries and incentives expenses for Kit Kung and his family members totaled approximately $135,000 in each of the years ended December 31, 1998 and 1996.

                                    PART IV.



ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

a.       Exhibits

Exhibit
Number        Title
---------     -----
2.1      Acquisition Agreement with BIC, BECL, Kit Kung and Hung Yun *
3.1      Certificate of Incorporation as filed with the Delaware Secretary of
         State *
3.2      Certificate of Correction of Certificate of Incorporation, as filed with the Delaware Secretary of State on January 17,1989 *
3.3      Articles of Amendment to the Articles of Incorporation, as filed with the Delaware Secretary of State on November 1,1995 *
3.4      Certificate of Amendment to Certificate of Incorporation, as filed with the Delaware Secretary of State on October 31, 1996 *
3.5      Certificate of Amendment to Certificate of Incorporation, as filed with the Delaware Secretary of State on October 10, 1997 *
3.6      Certificate of Amendment to Certificate of Incorporation, as filed with the Delaware Secretary of State on January 22, 1998 *
3.7      Certificate of Amendment to Certificate of Incorporation, as filed with the Delaware Secretary of State on April 15, 1998 *
3.8      By-laws *
10.1     Lease Agreement (Allendale - The Company's and BIC's facilities) *
10.2     Lease Agreement Summary (Hong Kong -- BECL's and its subsidiaries'
         facilities) *
10.3     Lease Agreement Summary (Beijing) *
10.4     Lease Agreement Summary (Beijing) *
10.5     Lease Agreement Summary (Beijing) *
10.6     Lease Agreement Summary (Chongqing) *
10.7     Lease Agreement Summary (Shanghai) *
10.8     Lease Agreement Summary (Shenzhen) *
10.9     Lease Agreement Summary (Wuhan) *
10.10    Agreement with China National *
10.11    Agreement with Allied Signal *
10.12    Agreement with Huazheng for establishment of Brighton-STAQ *
21.1     Subsidiaries of the Registrant *
27.1     Financial Data Schedule for the year ended December 31, 1998
         (electronic filing only)

         * Previously filed as an Exhibit to the Company's Registration
         Statement on Form 10-SB, and incorporated herein by reference.

b.       Reports on Form 8-K - Three Months Ended December 31, 1998 - None.


                                SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    BRIGHTON TECHNOLOGIES CORPORATION
                                    ---------------------------------
                                              (Registrant)



Date: November 15, 1999             By:        /s/  Kit Kung
                                       -----------------------------------------
                                       Kit Kung
                                       President/Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                          Title                                                Date
-----------                        -----                                                ------
/s/ Kit Kung                       President/Chief Executive Officer               November 15, 1999
---------------------------------  Kit Kung
Kit Kung

/s/ Alan A. Jurewicz               Chief Financial Officer                         November 15, 1999
---------------------------------
Alan A. Jurewicz


/s/ Michael Muldavin               Director                                        November 15, 1999
---------------------------------  Michael Muldavin
Michael Muldavin


                                   Director                                        November 15, 1999
---------------------------------  Nils A. Ollquist
Nils A. Ollquist




               BRIGHTON TECHNOLOGIES CORPORATION AND SUBSIDIARIES

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                           December 31, 1998 and 1997




Consolidated Balance Sheets (Unaudited) ..................................................................F - 2

Consolidated Statements of Operations (Unaudited) ........................................................F - 4

Consolidated Statements of Stockholders' Equity (Deficiency) (Unaudited) .................................F - 5

Consolidated Statements of Cash Flows (Unaudited) ........................................................F - 6

Notes to the Consolidated Financial Statements (Unaudited) ...............................................F - 7


BRIGHTON TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
AS OF DECEMBER 31, 1998 and 1997

                                                                                             1998              1997
                                                                                       ------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                                    $687,813          $258,144
   Cash and cash equivalents-restricted (Note 2)                                                 250,230
   Refundable income taxes (Note 8)                                                               48,000
   Accounts receivable (net of allowance for doubtful accounts
       of $272,000 and $150,000 at December 31, 1998 and 1997,                                 2,838,146         1,335,235
       respectively)
   Inventories (Note 2)                                                                          232,488           103,110
   Costs and accumulated gross profit in excess of billings on
       uncompleted contracts (Note 5)                                                                            2,001,521
   Receivables from stockholders and related parties (Note 3)                                                      232,221
   Prepaid expenses                                                                              198,595           602,410
   Advances to customers (Note 10)                                                             1,211,166         1,671,166
   Other                                                                                                             1,000
                                                                                       ------------------------------------

       Total current assets                                                                    5,466,438         6,204,807
                                                                                       ------------------------------------

Fixed assets (Note 4):
   Furniture and equipment                                                                       424,115           378,486
   Less: accumulated depreciation                                                              (258,169)         (163,125)
                                                                                       ------------------------------------

       Net fixed assets                                                                          165,946           215,361
                                                                                       ------------------------------------

Other assets:
   Investment in and advances to STAQ (Note 9)                                                 1,997,324         1,738,172
   Deposits                                                                                       22,351            14,490
   Prepaid contract fees                                                                                            34,375
   Deferred expenses                                                                                                24,946
   Deferred offering costs (Note  9)                                                                               582,685
                                                                                       ------------------------------------

       Total other assets                                                                      2,019,675         2,394,668
                                                                                       ------------------------------------

       Total assets                                                                           $7,652,059        $8,814,836
                                                                                       ====================================

           See accompanying notes to consolidated financial statements.

BRIGHTON TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
AS OF DECEMBER 31, 1998 and 1997

                                                                                             1998              1997
                                                                                       ------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
   Accounts payable                                                                           $2,244,655          $835,654
   Accrued expenses                                                                              548,266           659,616
   Accrued licensing costs (Note 9)                                                              350,230           450,000
   Billings in excess of costs and accumulated gross profit on
       uncompleted contracts (Note 5)                                                          1,648,894         3,291,991
   Payables to stockholders and related parties (Note 3)                                         182,040
   Customer deposits (Note 10)                                                                 2,222,044         2,150,000
   Deferred revenue                                                                              286,690            91,759
   Note payable (Note 6)                                                                         150,000           381,662
   Taxes payable (Note 8)                                                                         63,000            63,000
                                                                                       ------------------------------------

      Total current liabilities                                                                7,695,819         7,923,682
                                                                                       ------------------------------------

Long-term liabilities
   Long-term debt (Note 6)                                                                                         425,000
   Deferred taxes (Note 8)                                                                       456,000           456,000
                                                                                       ------------------------------------

       Total long-term liabilities                                                               456,000           881,000
                                                                                       ------------------------------------

Stockholders' equity (deficiency) (Note 3 and 7):
   Preferred stock, $.001 par value;
       authorized - 5,000,000 shares;
       issued - none
   Common stock, $.001 par value;
       authorized - 100,000,000 shares;
       issued - 4,553,379 shares and 3,495,333 shares
          at December 31, 1998 and 1997, respectively                                              4,553             3,495
   Contributed capital                                                                         3,488,808         1,907,396
   Accumulated deficit                                                                        (3,956,558)       (1,900,737)
   Shares held in escrow (Note 7)                                                                (36,563)
                                                                                       ------------------------------------

       Net stockholders' equity (deficiency)                                                   (499,760)            10,154
                                                                                       ------------------------------------

       Total liabilities and stockholders' equity (deficiency)                                $7,652,059        $8,814,836
                                                                                       ====================================

           See accompanying notes to consolidated financial statements.

BRIGHTON TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE YEARS ENDED DECEMBER 31, 1998 and 1997

                                                                                 1998             1997
                                                                          ------------------------------------
Revenues                                                                        $13,098,207        $6,446,617
Cost of revenues                                                                 10,715,786         4,519,381
                                                                          ------------------------------------

   Gross profit                                                                   2,382,421         1,927,236
                                                                          ------------------------------------

Operating expenses:
   General and administrative                                                     2,187,375         1,697,871
   Selling and marketing                                                            736,400           521,954
   Depreciation and amortization                                                    112,183           111,658
   Provision for bad debt (Note 2)                                                  457,917           148,000
   Consulting fees (Note 7)                                                                           434,899
   Foreign currency transaction (gains) losses                                      (11,802)           30,228
                                                                          ------------------------------------

       Total operating expenses                                                   3,482,073         2,944,610
                                                                          ------------------------------------

       Loss from operations                                                      (1,099,652)       (1,017,374)
                                                                          ------------------------------------

Other income (expense):
   Interest expense and bank fees                                                  (153,087)          (63,436)
   Interest income                                                                   36,499            99,581
   Write-off of offering costs (Note 7)                                            (582,685)
   Miscellaneous income (expense)                                                   (19,935)           34,683
                                                                          ------------------------------------

       Total other income (expense), net                                           (719,208)           70,828
                                                                          ------------------------------------

       Loss before income taxes and investment from STAQ                         (1,818,860)         (946,546)

Benefit from income taxes (Note 8)                                                  (48,000)

Loss from investment in STAQ (Note 9)                                              (284,961)          (55,296)
                                                                          ------------------------------------

Net loss                                                                        $(2,055,821)      $(1,001,842)
                                                                          ====================================

Net loss per common share - basic and diluted (Note 2)                               $(0.49)           $(0.29)
                                                                          ====================================

Weighted average common shares outstanding - basic and diluted                    4,162,834         3,474,766
                                                                          ====================================


       See accompanying notes to consolidated financial statements.

BRIGHTON TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY) (UNAUDITED) FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997


                                                        COMMON STOCK     CONTRIBUTED  ACCUMULATED   SHARES HELD
                                                      ----------------
                                                      SHARES    AMOUNT     CAPITAL      DEFICIT      IN ESCROW        TOTAL
                                                      ------    ------     -------      -------      --------         -----
Balance, December 31, 1996                          3,448,677    $3,449   $1,480,482    $(898,895)  $                 $585,036

Sales of common stock                                  24,006        24      352,924                                   352,948

Cost associated with the sale of common stock                                (45,416)                                  (45,416)

Issuance of common stock for costs
associated with the sales of common stock               6,090         6           (6)                                        -

Issuance of restricted common stock to employee         3,333         3       48,997                                    49,000

Issuance of restricted common stock for
consulting fees                                        13,167        13       46,429                                    46,442

Issuance of common stock from rounding
as a result of reverse stock split                         60                                                                -

Issuance of stock options for services                                        23,986                                    23,986

Net loss for the period                                                                (1,001,842)                  (1,001,842)
                                                    ----------------------------------------------------------------------------

Balance, December 31, 1997                          3,495,333     3,495    1,907,396   (1,900,737)                      10,154

Sale of common stock                                  738,046       738    1,209,431                                 1,210,169

Issuance of common stock in exchange for
services                                               20,000        20       48,730                     (36,563)       12,187

Costs related to the sale of common stock                                   (121,449)                                 (121,449)

Conversion of note payable and accrued
interest into common stock                            300,000       300      424,700                                   425,000

Stock option issued below market value
to employee                                                                   20,000                                    20,000

Net loss for the period                                                                (2,055,821)                  (2,055,821)
                                                    ----------------------------------------------------------------------------
Balance, December 31, 1998                          4,553,379    $4,553   $3,488,808  $(3,956,558)      $(36,563)    $(499,760)
                                                    ============================================================================

         See accompanying notes to consolidated financial statements.

BRIGHTON TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE YEARS ENDED DECEMBER 31, 1998 and 1997

                                                                               1998              1997
                                                                               ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                    $(2,055,821)      $(1,001,842)
   Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:
           Depreciation and amortization                                           150,938           265,257
           Loss from investment in STAQ                                            284,961            55,296
           Provision for bad debts                                                 457,917           148,000
           Deferred income taxes                                                                   1,615,000
           Non-cash compensation expense                                            32,188           119,428
           Note payable issued for consulting fees                                                   150,000
           Interest accrued on notes payable                                                          36,561
           Write-off of deferred offering costs                                    582,685
   Changes in operating assets and liabilities:
       (Increase) decrease in -
           Refundable income taxes                                                 (48,000)
           Accounts receivable and advances to customers                        (1,500,828)       (1,353,329)
           Costs and accumulated gross profit in excess of billings
                on uncompleted contracts                                         2,001,521           (47,644)
           Inventories                                                            (129,378)
           Prepaid expenses                                                        403,815
           Other current assets                                                      1,000          (454,228)
           Deposits and deferred expenses                                           (2,242)
       Increase (decrease) in -
           Accounts payable                                                      1,409,001          (119,306)
           Accrued expenses                                                       (111,350)           (1,983)
           Billings in excess of costs and accumulated gross profit
               on uncompleted contracts                                         (1,643,097)       (2,221,571)
           Accrued licensing                                                       (99,770)
           Deferred revenue                                                        194,931           354,617
           Customer deposits net                                                    72,044         2,150,000
           Taxes payable                                                                          (1,615,000)
                                                                           -----------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                    515        (1,920,744)
                                                                           -----------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Decrease (increase) in restricted cash                                         (250,230)        2,636,000
   Investment in and advances to STAQ                                             (544,113)         (296,428)
   Acquisition of fixed assets                                                     (45,629)
                                                                           -----------------------------------
   Net cash provided by (used in) investing activities                            (839,972)        2,339,572
                                                                           -----------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Sale of common stock, net of related costs                                    1,088,720           307,532
   Repayment of note payable                                                      (233,855)
   Advances to related parties                                                                      (272,073)
   Advances from related parties                                                   414,261
   Repayment on stockholder advances                                                                (330,157)
   Increase in deferred offering costs                                                              (582,685)
                                                                           -----------------------------------
   Net cash provided by (used in) financing activities                           1,269,126          (877,383)
                                                                           -----------------------------------
   Net increase (decrease) in cash and cash equivalents                            429,669          (458,555)
   Cash and cash equivalents, at beginning of period                               258,144           716,699
                                                                           -----------------------------------
   Cash and cash equivalents, at end of period                                    $687,813          $258,144
                                                                           ===================================
SUPPLEMENTAL CASH FLOW INFORMATION:
   Income taxes paid                                                                $1,566
                                                                           ===================================
   Interest paid                                                                      $851          $109,228
                                                                           ===================================
NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Conversion of note payable and accrued interest into
           common stock                                                           $425,000
                                                                           ===================================
   Acquisition of fixed assets from stockholder in exchange
           for reduction in due from stockholder                                                    $185,950
                                                                           ===================================

         See accompanying notes to consolidated financial statements.

BRIGHTON TECHNOLOGIES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE YEARS ENDED DECEMBER 31, 1998 and 1997

1.       Organization of Company

         General

         Brighton Technologies Corporation (the "Company") serves as the parent of Brighton Industries Corporation ("BIC"), a United States of America based company, and Brighton Electronics Corporation Limited ("BECL"), a Hong Kong based holding company for two Hong Kong subsidiaries and interests in two active joint ventures.

         On October 23, 1996, Zentex Corporation ("Zentex"), an inactive public company, effected a reverse merger transaction of BIC and BECL structured in the following manner. Stockholders of BIC and BECL transferred ownership of their shares to Zentex in exchange for the issuance of shares representing a controlling interest in Zentex. Pursuant to the terms of the agreement, Zentex transferred to the predecessor Zentex shareholders all of its operating assets (excluding the shares of BIC and BECL) in exchange for the assumption of liabilities existing immediately subsequent to the closing of the transaction. As part of the transaction, Zentex received a release of all obligations owed by it to an affiliate of the predecessor Zentex shareholders. In addition, at the closing, each member of the predecessor Zentex Board of Directors resigned and was replaced by representatives of the BIC and BECL stockholders. On November 12, 1996, Zentex was renamed Brighton Technologies Corporation. This transaction was consummated to facilitate the consolidation of the operating companies of BIC and BECL's founder and majority stockholder (the "Stockholder") into one entity. The Stockholder and members of his family control the operations of the Company and its subsidiaries. Prior to this transaction, the Stockholder and his family had full ownership of BIC and BECL. Since the BIC and BECL Stockholders obtained control of the Company, the accompanying financial statements reflect the operations of BIC and BECL for periods prior to the consummation of the transaction. The issuance of shares to the predecessor Zentex shareholders was accounted for as the issuance of equity by the Company for no consideration.

         The combination of the Company's subsidiaries, which were previously under the common control of the Stockholder, has been accounted for in a manner similar to the pooling-of-interests method of business combinations. This method presents the Company's financial position, results of operations and cash flows as if BIC and BECL were combined for all periods presented.

         BIC, a Delaware Corporation, principally conducts its business in the People's Republic of China ("PRC") through registered PRC offices, where it acts as the purchaser and distributor of third party manufactured industrial, telecommunication and computer equipment to PRC customers. The Company has also entered into a long-term contract with China National Chemical Construction Chongqing Company ("China National") to provide assistance in the design and construction of a sodium bichromate production plant in the PRC. Management does not expect to enter into any significant long-term contracts of this type in the future (see Notes 9 and 10).

         BECL is located in and incorporated in Hong Kong and is an investment and holding company for PRC companies. BECL subsidiaries are involved in the buying, selling and installation of computer, communications and industrial equipment.

         The Company had invested $1,997,324 in the Brighton-STAQ project at December 31, 1998. The Company accounts for its investment in Brighton-STAQ under the equity method of accounting. In April 1999, STAQ entered into a new agreement with a new joint venture partner, The Masses Mail Order Limited of China ("The Masses") in the PRC. The new agreement calls for The Masses to invest a total of $4,800,000, with an initial investment of $1,800,000 to own 53% of the equity in the joint venture, and a second investment of $3,000,000 to own a total of 75% in the joint venture. $1,800,000 was invested in July 1999 and the balance is scheduled to be invested by the end of 1999. In such event, Brighton's interest would be reduced to 47% and then to 25% from its initial 90% investment, but it would retain its position as the managing partner in the joint venture. In this new agreement, the former joint venture partner Huazheng Electronic Technology Co., Ltd. would return its 10% equity in the joint venture company back to Brighton-STAQ. The agreement was subject to the approval of the Beijing Municipal Government, which was granted June 16, 1999.

         Due to a highly publicized financial scandal within the STAQ Exchange, The Masses has not agreed to disburse the newly invested funds for expansion until the outcome of the investigation is completed. There is also uncertainty as to when the $3,000,000 balance will be invested into the joint venture by the Masses. Management of the Company is unable to predict the outcome of such investigation, but believes that the STAQ project continues to be commercially viable.

2.       Summary of Significant Accounting Policies

         Business Combination and Consolidation Policy

         The consolidated financial statements include the accounts of the Company and its direct subsidiaries and joint ventures in which the Company has a controlling interest. All intercompany accounts and transactions have been eliminated in consolidation.

         Restatement of Financial Statements

         As a result of discussions with the Securities and Exchange Commission's review of the Company's Registration Statement on Form 10-SB, the Company revised and restated its previously reported financial statements as of and the year ended December 31, 1997, which were included in the Registration Statement on Form 10-SB.

         The revised financial statements reflect deferred offering costs of $582,685 as an asset at December 31, 1997, rather than as an expense for the year ended December 31, 1997.

         Deferred offering costs consisted of capitalized professional fees and related costs incurred in connection with the Company's contemplated public offering of its securities. Based on an assessment of market conditions and other factors, the Company decided to abandon the offering during the three months ended March 31, 1998. The revised financial statements reflect the write off of the deferred offering costs of $582,685 during the year ended December 31, 1998.

         As a result of the restatement of the Company's financial statements, with respect to deferred offering costs as discussed above, the previously reported net loss for the year ended December 31, 1997 decreased from ($1,584,527) to ($1,001,842), and net loss per common share decrease from ($.46) to ($.29) per share. As of December 31, 1997, the previously reported total assets increased from $8,364,573 to $8,814,836, and net stockholders equity (deficit) increased from ($572,531) to $10,154.

         The Company also restated its financial statements as of and for the year ended December 31, 1997, to account for the Company's interest in the STAQ joint venture under the equity method of accounting rather than as a consolidated subsidiary. This restatement resulted from the restrictions in the joint venture agreement that prevented the Company from exercising full operational control over the joint venture. Subsequent to December 31, 1998, the Company's effective interest in the STAQ joint venture will be reduced to less than 50% as a result of a financing transaction (see Note 9).

         Unaudited Financial Statements

         The accompanying consolidated financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at December 31, 1998 and 1997, the results of operations for the years ended December 31, 1998 and 1997, and the cash flows for the years ended December 31, 1998 and 1997. Due to significant operational and financial problems experienced during 1999, the Company has been unable to fund the audit of such financial statements.

         Going Concern

         The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has historically incurred significant losses, which have resulted in an accumulated deficit of $4,004,558 at December 31, 1998, which raises substantial doubt about the Company's ability to continue as a going concern.

         The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. It is the intent of management to create additional revenue opportunities through the expansion of Brighton-STAQ, pursue other related business ventures, and implement cost reductions to generate working capital and sustain operations. If these measures prove to be inadequate or unsuccessful, management may have to curtail certain of the Company's operations and consider filing for bankruptcy reorganization.

         Foreign Currencies

         For BECL subsidiaries and BIC branch offices, whose functional currency is the Hong Kong Dollar or the PRC Renminbi, balance sheet accounts are translated at exchange rates in effect at the end of the year and income statement accounts are translated at average exchange rates for the year. Translation adjustments were not material as of December 31, 1998 and 1997. For the majority of BIC transactions, revenues and costs are invoiced in United States dollars. Accordingly, the effects of foreign exchange Transaction gains or losses are not material. The Company does not enter into foreign currency forward exchange contracts to hedge foreign currency exposures.

         Revenue Recognition

         The Company accounts for long-term contracts on the percentage-of-completion method and income is recognized as work on contracts progress, but estimated losses on contracts in progress are charged to operations immediately. The Company generally bills customers in accordance with contractual terms. At December 31, 1998 and 1997, management estimated that the Company will, at a minimum, recover its outlay for expenses when the projects are completed. Accordingly, no loss provisions for such contracts were recorded during 1998 and 1997. The only contract accounted for under this method is the China National Contract (see Note 9).

         For short-term contracts and projects, revenue is recognized on the accrual basis as goods are shipped and services are performed.

         Income Taxes

         The Company accounts for income taxes using the liability method, which requires an entity to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Corporation's financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax basis of liabilities and assets using enacted tax rates in effect in years in which the differences are expected to reverse. Valuation allowances are established against deferred tax assets when management concludes that the realization of such deferred tax assets cannot be considered more likely than not.

         Income tax expense (benefit) is determined on a separate company basis and includes current Federal, foreign and state taxes and deferred taxes.

         Cash Equivalents

         The Company considers all highly liquid debt instruments with a maturity of three months or less at the date of purchase to be cash equivalents.

         Restricted Cash

         As a result of an "Order of Attachment" issued by the New York State Supreme Court and filed against BIC on June 25, 1999, $357,230 previously on deposit in a corporate bank account was attached, restricting the Company from using these funds for its operations. As a result of a settlement agreement in September 1999, $107,000 of the previously attached funds were authorized to be released back to the Company. Accordingly the net amount of such cash balance of $250,230 has been shown as restricted cash as of December 31, 1998.

         Concentration of Credit Risk

         The Company is potentially subject to a concentration of credit risk with respect to its trade receivables and advances to customers.

         The Company performs initial and ongoing credit evaluations of its customers and periodically reviews the collectibility of accounts receivable and advances to customers, although a significant portion of the Company's business is done on the basis of letters of credit or cash advances with a relatively limited number of customers. Accordingly, the Company provides an allowance for its estimate of accounts deemed to be uncollectible. Provision for bad debts for the years ended December 31, 1998 and 1997 amounted to $457,917 and $148,000, respectively. During 1998 a receivable for $307,917 from a PRC customer was deemed to be uncollectible and was written off in full.

         Organization Costs

         Costs incurred in connection with the incorporation of the Company and the formation of its current structure were capitalized and amortized through December 31, 1997. The unamortized portion of these costs was written off in full during the year ended December 31, 1998. Effective December 31, 1998, the Company adopted AICPA Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities." Accordingly, costs of start-up activities, including organization costs, are expensed as incurred.

         Inventories

         Inventories consist of purchased goods used to fulfill signed sales contracts and purchase orders that remain undelivered at year end and are stated at the lower of cost or market using the specific identification method.

         Fixed Assets

         Fixed assets are carried at cost and are depreciated over the estimated useful lives of the related assets (generally 2 to 5 years) on a straight line basis. The cost of leasehold improvements is amortized over the lesser of the length of the related leases or the estimated useful lives of the assets. Assets purchased, but not utilized in operations, are not subject to depreciation.

         Benefit Plans

         BIC has no pension or profit sharing plans. BECL has a defined contribution plan covering qualified participants. The amount of contributions for the years ended December 31, 1998 and 1997 were $8,128 and $18,909, respectively.

         Long-Lived Assets

         The carrying values of long-lived assets are periodically reviewed by management and impairments are recognized if the expected future operating undiscounted cash flows derived from an asset are less than its carrying value.

         Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company utilizes estimates in measuring and projecting revenues, costs and gross profit on long-term contracts, in providing for an allowance for doubtful accounts (see Note 10) and in recording accrued liabilities.
         Actual results could differ from those estimates.

         Earnings Per Share

         In December 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), which establishes standards for computing and presenting earnings per share. SFAS 128 replaces the presentation of primary earnings per share and fully dilutive earnings per share with basic earnings per share and diluted earnings per share, respectively. Basic earnings per share excludes the dilutive effects of options and convertible securities, if any, and is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed assuming the exercise or conversion of common equivalent shares, if dilutive, consisting of unissued shares under options, warrants and debt instruments. In accordance with SFAS 128, all prior periods presented have been restated to conform to the new presentation.

         Potential common shares for the years ended December 31, 1998 and 1997 totaling 64,754 and 542,937, respectively, comprised of options, warrants and convertible notes were not included in the calculation of diluted loss per share since such effects would be antidilutive.

         Recent Accounting Pronouncements

         In June 1997, the Financial Accounting Standards Board issued Statement No. 130,"Reporting Comprehensive Income" ("SFAS No. 130") which is effective for financial statements issued for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. SFAS No. 130 defines comprehensive income to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is presented with the same prominence as other financial statements. The Company adopted SFAS No. 130 for its fiscal year beginning January 1, 1998. The Company does not have any significant components of comprehensive income other net income (loss). Accordingly, adoption of SFAS No. 130 did not have a material effect on the Company's financial statement presentation and disclosures, and a separate statement of comprehensive income has not been presented.

         In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise" and which is effective for financial statements issued for fiscal years beginning after December 15, 1997. SFAS No. 131 established standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. SFAS No. 131 also establishes standards for disclosures by public companies regarding information about their major customers, operating segments, products and services, and the geographic areas in which they operate. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS No. 131 requires comparative information for earlier years to be restated. The Company adopted SFAS No. 131 for its fiscal year beginning January 1, 1998. The Company's results of operation and financial position were not affected by implementation of SFAS No. 131. As a result of the adoption of SFAS No. 131, the Company revised its segment disclosures (see Note 10).

         In February 1998, the Financial Accounting Standards Board issued Statement No. 132, "Employers' Disclosures about Pensions and Other Post retirement Benefits" ("SFAS No. 132"), which is effective for financial statements issued for fiscal years beginning after December 15, 1997. SFAS No. 132 revises employers' disclosures about pension and other post retirement benefit plans. SFAS No. 132 requires comparative information for earlier years to be restated. The Company adopted SFAS No. 132 for its fiscal year beginning January 1, 1998. Adoption of SFAS No. 132 did not have a material effect on the Company's financial statement presentation and disclosures.

         In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which is effective for financial statements for all fiscal quarters of all fiscal ears beginning after June 15, 2000. SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. SFAS No. 133 also addresses the accounting for hedging activities. The Company will adopt SFAS No. 133 for its fiscal year beginning January 1, 2000, and does not anticipate that its adoption will have a material impact on its financial statement presentation and disclosures.

         In October 1998, the Financial Accounting Standards Board issued Statement No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" ("SFAS No. 134"), which is effective for financial statements for the first fiscal quarter beginning after December 15, 1998. SFAS No. 134 amends Statement No. 65, "Accounting for Certain Mortgage Banking Activities" (SFAS No. 65"), which, as amended, required that after the securitization of a mortgage loan held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage backed security as a trading security. SFAS No. 134 further amends SFAS No. 65 to require that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage backed securities or other interests based on its ability and intent to sell or hold those investments. SFAS No. 134 conforms the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage banking entity with the subsequent accounting for securities retained after the securitization of other types of assets by non-mortgage banking enterprises, resulting in such securities being classified as held to maturity if they conform to the requirements of SFAS No. 115. The Company will adopt SFAS No. 134 for its fiscal year beginning
         January 1, 1999, and does not anticipate that its adoption will have a material impact on its financial statement presentation and disclosures.

         Reclassifications

         Certain prior period amounts have been reclassified to conform with the current year presentation.

3.       Related Parties

         Receivables and Liabilities

         During September 1997, the Company's founder and majority stockholder sold project equipment to the Company with a fair market value of $185,950, which was equivalent to the price that the Company would have to pay to purchase such equipment in the open market, in exchange for an equivalent reduction in the amount due the Company from the stockholder.

         In order to meet its working capital requirements, the Company has periodically received funding from the Company's founder and majority stockholder and his family members. The Company has also periodically made advances to or on behalf of the principals and officers of the Company. Such advances are unsecured and generally bear no stated interest rate or terms of repayment. As of December 31, 1997, amounts due from the Company's founder and majority stockholder and his family members aggregated $232, 221. During 1998 the Company's majority shareholder and family members advanced an aggregate of $414,261 to the Company, resulting in a balance due to of $182,040 at December 31, 1998.


         December 31,                                                    1998                      1997
         -----------------------------------------------               ---------                 ---------
         Receivables (current and non-current):
           Stockholder and family members                                 --                     $232,221
           Other                                                          --                         --
                                                                       ---------                 ---------
                                                                          --                     $232,221
                                                                       =========                 ========
         Liabilities:
           Stockholder and family members                              $182,040
                                                                       =========                 ========
         Fixed Assets

         In 1997, the Company's Stockholder sold project equipment to the Company with an estimated fair market value of $185,950, in exchange for an equivalent reduction in the amount due the Company from the Stockholder.

         Professional Fees

         Fees paid to Directors and their affiliates for financial advisory services totaled $0 and $27,804 for the years ended December 31, 1998 and 1997, respectively.

         General and Administrative Expenses

         Salaries and incentives expenses for the Stockholder and members of his family totaled approximately $135,000 in each of the years ended December 31, 1998 and 1997.

4.       Fixed Assets

         Fixed assets at December 31, 1998 and 1997 are comprised of the following:

         December 31,                                                   1998                      1997
         ------------------------------                             ------------              ------------
         Equipment                                                  $   352,047               $   306,021
         Furniture and fixtures                                          30,561                    16,902
         Leasehold improvements                                          18,027                    32,083
         Vehicles 23,480                                                 23,480
         Less: Accumulated depreciation                                (258,169)                 (163,125)
                                                                      ----------                ----------

                  Total                                             $   165,946               $   215,361
                                                                    ============              ============

5.       Long-Term Contracts

         At December 31, 1998 and 1997, costs, estimated gross profit and billings on uncompleted long-term contracts accounted for on the percentage of completion method are summarized as follows:

         December 31,                                                 1998                       1997
         ------------------------------                            -------------             -------------
         Costs incurred on long-term contracts                     $         --              $  1,722,940
         Estimated gross profit                                              --                   278,581
                                                                   -------------             -------------
                                                                             --                 2,001,521
         Less: Billings to date                                              --                (3,291,991)
                                                                   -------------             -------------
                                                                   $         --              $ (1,290,470)
                                                                   =============             =============

         These amounts are included in the accompanying balance sheets under the following captions:

         December 31,                                                   1998                      1997
         ------------------------------                            ---------------           ---------------
         Costs and accumulated gross profit in                     $         --                 $2,001,521
           excess of billing on uncompleted contracts

         Billings in excess of costs and accumulated                   1,648,894                 3,291,991
           gross profit on uncompleted contracts

         During 1998, a project related to the sale and installation of elevators at a hotel in China was halted as a result of insufficient funding by the owners of the hotel. As a result, the estimated costs and accumulated gross profit in excess of billing on uncompleted contracts and the billings in excess of costs and accumulated gross profit on uncompleted contracts were written off, resulting in a net loss to the Company of $358,424. This amount was included in cost of sales in the consolidated statement of operations for the year ended December 31, 1998.

6.       Demand Note

         During January 1996, BECL entered into a convertible demand note agreement with a third party, with interest at 5% per annum. The note was convertible into Company common stock at prevailing market values. The note, including accrued interest and principal, had a balance of $620,101 as of December 31, 1997. During June 1998, the Company settled the note, including accrued interest, by issuing 300,000 shares of common stock for $425,000, of such amount and by making a cash payment of $247,940 for the remaining amount.

         On February 25, 1997, the Company entered into an agreement with a consulting firm for business advisory services. Pursuant to that agreement, the Company paid the consulting firm $25,000 and issued a one-year note for $150,000 for services rendered. This charge of $175,000 was included in Consulting fees in the statement of operations for the year ended December 31, 1997. The note is unsecured, with interest at 10% per annum, to accrue until the due date of February 24, 1998, and is convertible at the option of the Company into a maximum 225,000 shares of common stock. Thereafter, such note became payable upon demand, including principal and interest at 12% per annum. The Company contemplates negotiating a settlement of this obligation and the related payment terms.

         During June 1998, the Company settled the note, including accrued interest, by issuing 300,000 shares of common stock for $425,000, of such amount and by making a cash payment of $247,940 for the remaining amount.

7.       Stockholders' Equity

         Private Placements

         During the year ended December 31, 1997, the Company sold 24,006 shares of common stock for proceeds of $352,948. Costs directly related to the completion of these offerings amounted to $45,416 and were charged directly to contributed capital in 1997.

         During the year ended December 31, 1998, the Company sold 738,046 shares of common stock in private sales for aggregate proceeds of $1,210,169. Costs directly related to the completion of these offerings amounted to $121,449 and were charged directly to contributed capital in 1998. Stock Issued for Services

         In 1997, the Company issued, for nominal consideration, 22,590 shares of common stock to various individuals and firms. Of this issuance, 6,090 shares related to services rendered in connection with the 1997 Private Placement. The charge to operations for the issuance of 16,500 shares of common stock totaled $95,437 for the year ended December 31, 1997, which was based upon the fair market value of the stock at the date of the grants.

         In December 1998, the Company entered into an agreement with a consulting firm for business advisory services providing for the issuance of 20,000 shares of common stock to the firm. Pursuant to the terms of the agreement, 15,000 shares were deposited in escrow subject to the successful investment of $1,000,000 (net) to the Company, which has not yet occurred.

         Preferred Stock

         The Company has 5,000,000 authorized shares of preferred stock, none of which have been issued as of December 31, 1998. The Company's Board of Directors reserves the right to determine the rights, preferences and privileges of the preferred stock.

         Stock Options

         During 1997, the Company entered into a letter of agreement with a public relations firm to provide corporate and investor relations. In conjunction therewith, the Company issued the public relations firm a three year stock option to purchase 8,334 shares of common stock with an exercise price of $7.50 per share, which was the fair market value on the date of the grant. The imputed fair value of this stock option is approximately $24,000, which was charged to operations in 1997.

         In July 1998, the Company entered into a one year employment agreement with its Chief Financial Officer which provides for stock options, pursuant to which the Company's common stock may be purchased at a 50% discount from the fair market value. The Company recognized $20,000 with respect to this stock option during the year ended December 31, 1998. No stock options have been exercised.

         Increase in Authorized Shares

         In 1996, the Company's stockholders approved an amendment to the Company's Certificate of Incorporation to establish the number of authorized shares of common stock of the Company at 100,000,000 shares, with a par value of $.001 per share and also approved a one for three stock split of the Company's common stock outstanding at that time. On October 17, 1997 and January 26, 1998, the Company subsequently effected separate one for three stock splits, and in April 1998, a three for one stock split was also enacted. All share and per share data have been restated for all periods presented to reflect these splits.

         Consulting Fees

         The Company incurred costs of $434,899 in 1997 for professional fees related to general business development and financing efforts.

8.       Income Taxes

         The statutory tax rates in the United States (including applicable net state rates), Hong Kong and the PRC are 40%, 16.5% and 33%, respectively. At December 31, 1998 and 1997 the Company has established a valuation allowance on the deferred tax assets related to its domestic net operating loss and the foreign net operating loss carry forwards. Reductions in the valuation allowance will be recorded when, in the opinion of management, the Company's ability to generate taxable income in the future is considered more likely than not.

         At December 31, 1998, the Company has net operating loss carry-forwards for Hong Kong tax purposes of approximately $511,000, which can be carried forward indefinitely. At December 31, 1998, the Company has domestic net operating losses of $2,068,000 for Federal and State tax purposes. There are no tax holidays, exemptions and incentives afforded to the Company for its off-shore operations.

9.       Commitments and Contingencies

         Operating Leases

         The Company and its subsidiaries lease administrative office space and equipment under operating leases which expire prior to the end of 2001. Total future minimum lease payments as of December 31, 1998 are:

         1999                                                          $ 221,428

         2000                                                             77,747

         2001                                                             31,375

         2002                                                                 --
                                                                       ---------

         Total minimum lease payment                                   $ 330,450
                                                                       =========

         Rent expense and related costs for 1998 and 1997 were $338,364 and $337,440 respectively.

         Legal Matters

         The Company is either a plaintiff or a defendant in several pending legal matters or threatened claims. In the opinion of management, the final resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

         In October 1999, the Company settled a pending arbitration with Allied Signal regarding the contractual value of services provided in the China National project. As a result of a delay in the China National project, a dispute had arisen with the supplier of the technological services, Allied Signal, and as a result and per the terms of the Agreement, an arbitration hearing was scheduled for November 1999. The dispute was settled prior the arbitration hearing, preventing both parties from initiating arbitration in the future.

         During September 1999, pursuant to the terms of the settlement agreement, Allied Signal agreed to the immediate release of $107,000 in funds to the Company that were previously frozen as a result of a levy issued by the New York State Supreme Court. The balance of $250,230 is payable to Allied Signal, with an additional $100,000 payable to Allied Signal by the Company on October 1, 2000. The Company will also provide Allied Signal with a confession of judgement in the amount of $750,000 to only be filed in the event the Company defaults under this agreement.

         China National Project

         The original turn-key contract with China National for the engineering design and implementation for a sodium bichromate production plant was expected to generate total revenues of $11,000,000 for the Company. Revenues under this contract for the years ended December 31, 1998 and 1997 were approximately $ 0 and $2,237,000, respectively, or 0% and 35% of the Company's total revenues, respectively. The Company has recorded cumulative aggregate revenues of $6,798,000 through December 31, 1998 under this contract or approximately 62% of the contract's total expected revenues.

         The Company has been advised by China National that they are currently negotiating with third party lenders for the necessary funds to complete the construction of the project. The Company is currently unable to predict the ultimate outcome of these discussions, although it appears very unlikely that there will be any resolution of this matter in 1999 or in the first half of 2000. In the event that China National is unsuccessful in its efforts to obtain such financing and construction efforts are suspended or terminated, the Company's anticipated revenues in the future with regard to this contract would be reduced or eliminated. If China National is unable to complete the project, management does not expect that the ultimate resolution of this matter will have a material adverse impact on the Company's financial position, results of operations or cash flows, other than the loss of revenue, profits and cash flows that would have been realized if the project had been completed.

         As an accommodation to China National for excess funds held by the Company, the Company has periodically loaned funds to China National. These loans do not bear interest and do not stipulate repayment dates. As of December 31, 1997 and December 31, 1998, the Company had advanced $1,181,513 to China National, which is included in advances to customers in the consolidated balance sheets. In addition, a deposit payable to China National of $2,150,000 was outstanding at December 31, 1997 and 1998, which is classified as customer deposits in the consolidated balance sheets.

         STAQ Joint Venture

         The Company had invested $1,997,324 in the STAQ project at December 31, 1998. The Company accounts for its investment in Brighton-STAQ under the equity method of accounting. In April 1999, Brighton-STAQ entered into a new agreement with a new joint venture partner, The Masses Mail Order Limited of China ("The Masses") in the PRC. The new agreement calls for The Masses to invest $4,800,000 and to own 53% of the equity in the joint venture, of which $1,800,000 was invested in July 1999 and the balance of $3,000,000 was scheduled to be invested by the end of 1999. In such event, Brighton's interest would be reduced to 47% from its initial 90% investment, but it would retain its position as the managing partner in the joint venture. In this new agreement, the former joint venture partner Huazheng Electronic Technology Co., Ltd. would return its 10% equity in the joint venture company back to Brighton-STAQ. The agreement was subject to the approval of the Beijing Municipal Government, which was granted on June 16, 1999.

         Due to a highly publicized financial scandal within the STAQ Exchange, The Masses has not agreed to disburse the newly invested funds for expansion until the outcome of the investigation is completed. There is also uncertainty as to when the $3,000,000 balance will be invested into the joint venture by the Masses. Management of the Company is unable to predict the outcome of such investigation, but believes that the STAQ project continues to be commercially viable.

         Letters of Credit

         At December 31, 1998 and 1997, the Company had issued irrevocable letters of credit $711,216 and $1,230,000, respectively, representing contingent commitments on equipment purchases. All the 1997 letters of credit have been closed out and $90,000 remains open at October 1, 1999 with respect to the December 31, 1998 balance.

10.      Concentrations and Segment Information

         Segment Information

         The Company operates in one business segment: the buying, selling and installation of computer, communications and industrial equipment. The Company acts as an intermediary, purchasing such products from sources in the United States and selling such products to customers in the PRC. The Company operates through offices in the United States, Hong Kong and the PRC.

         As of January 1, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". As a result, segment information for the year ended December 31, 1997 has been restated.

         Segment information excludes the STAQ project, in which the Company has a minority interest, which is accounted for under the equity method of accounting (see Note 2).

         Major Customers

         China National accounted for approximately 35% for the year ended December 31, 1997. No revenues were recognized from China National during 1998. A BECL customer accounted for approximately 17% of revenues in 1996. As an accommodation to China National for excess funds held by the Company, the Company has periodically loaned funds to China National. These loans do not bear interest and do not stipulate repayment dates. As of December 31, 1998 and 1997, the Company had advanced $1,181,513 to China National, classified as advances to customers in the consolidated balance sheets. In addition, a deposit payable to China National of $2,150,000 was outstanding at December 31, 1998 and 1997.

         During the year ended December 31, 1998, three customers accounted for 49% of the total revenues, consisting of 23%, 14% and 12%, respectively. During the year ended December 31, 1997, the only customer that accounted for more that 10% of total revenues was China National, which accounted for 35% of total revenues (see Note 9).

         Historically, the Company has relied on a limited number of customers for a substantial portion of its total revenues. The Company expects that a significant portion of its future revenues will continue to be generated by a limited number of customers. The loss of any of these customers or any substantial reduction in business volume with any of these customers could materially adversely affect operating results.

         Suppliers

         The Company purchases a substantial amount of equipment and licenses technology from a limited number of entities. Based on the number of alternate qualified suppliers, management does not believe that the Company has a concentration of risks under its current arrangements.

         Geographical

         The vast majority of the Company's revenues are derived from customers based in countries outside the United States, primarily the PRC. Such operations subject the Company to certain operational risks. The Company's prospective results of operations could be negatively affected by adverse consequences arising from these risks. Although management believes that the likelihood of such factors occurring is not significant, the possibility of unanticipated events disrupting the Company's operations exists.

         During the year ended December 31, 1998, revenues from United States-based operations were $8,984,820 or 69% of total revenues, and revenues from Far East-based operations were $4,113,387 or 31% of total revenues. During the year ended December 31, 1997, revenues from United States-based operations were $5,275,052 or 82% of total revenues, and revenues from Far East-based operations were $1,171,565 or 18% of total revenues.

12.      Subsequent Events

         During 1999, the Company experienced a significant reduction in its existing and anticipated business arising principally from three factors: (1) the bombing of the Chinese embassy in Belgrade which caused a substantial reduction in orders from Chinese companies to U.S. based firms; (2) a restraining order obtained by Allied Signal, Inc. in February 1999 preventing the Company from using in its business operations cash of $357,230; and (3) the inability to use certain investment funds for the STAQ project because of financial scandal within the STAQ Exchange.

         Sale Of The Brighton Industries Corporation and Brighton Equipment Corporation, Limited

         On July 14, 1999, the Company completed the divestiture of BIC and BECL to GIS Worldtrade Corporation Limited ("GIS"), a Hong Kong corporation. At the time of the transaction, GIS owned 300,000 shares in the Company, which it had received as the result of a conversion of a portion of a note payable in June 1998.

         The divestiture was consummated because BIC and BECL were engaged in businesses which the management of the Company concluded were not part of its core business: the China National contract, in the case of BIC; and the YangZhou Brighton joint venture, in the case of BECL. However, substantially all of the other previous business operations of BIC and BECL will continue to be conducted by the Company or other subsidiaries. It is not expected that the divestiture will have a material adverse affect on the financial condition or results of operations of the Company.

         Attachment Order

         In connection with the China National contract, BIC entered into a technology licensing and engineering services contract with Allied Signal. The terms of the contract stipulated that BIC would pay Allied Signal a $1,000,000 down payment due no later than September 30, 1994, $500,000 upon completion of the basic engineering design of the Plant, but in no event 12 months from Allied Signal's receipt of the down payment, and $500,000 upon completion by Allied Signal of review of the design but in no event later than 20 months from Allied Signal's receipt of the down payment. In accordance with the terms of the contract with Allied Signal, BIC made three payments to Allied Signal totally $900,000. This amount represents the $1,000,000 down payment less 10% withholding tax on technology imports imposed by the Chinese Government.

         In February 1996, the Chongqing municipal government suspended construction, delaying the completion of the plant and China National discontinued any further payments to BIC. BIC determined that no other payments were due until the project was able to commence construction and continue to the next phase.

         On April 3, 1998, Allied Signal filed a Notice of Intention to Arbitrate and Demand for Arbitration with the American Arbitration Association in New York seeking the balance claimed to be owing. In its Demand for Arbitration, Allied Signal sought an award of $1,000,000, plus interest from the date such payment became due, in addition to attorney's fees and costs of the arbitration proceeding. BIC filed an answer in May 1998 denying Allied Signal's claim and asserting a defense of force majeure.

         On February 11, 1999, Allied Signal filed a Petition for an Order of Attachment with a Temporary Restraining Order against BIC with the Supreme Court of the State of New York. On February 11, 1999, in response to Allied Signal's Petition, the Supreme Court of the State of New York issued an Order to Show Cause for Order of Attachment with Temporary Restraining Order, in effect temporarily encumbering $357,230 that BIC had on deposit with The Bank of China in New York. On June 18, 1999, the Supreme Court of New York granted the Order of Attachment and ordered that the amount of $357,230 be turned over to The City of New York -Sheriff's Department. In October 1999, the Company settled the arbitration proceedings with Allied Signal pursuant to which Allied Signal agreed to a release of $107,000 which had been subject to the attachment. The balance of $250,230 was payable to Allied Signal with an additional $100,000 payable to Allied Signal on October 1, 2000.

         The Order of Attachment, combined with the reduction in business caused by the bombing of the Chinese Embassy in Belgrade, profoundly affected all aspects of the Company's business, including the Company's ability to solicit new business, purchase equipment in order to complete existing contracts, and maintain employees and morale. The order of attachment of the funds combined with the reduction in business resulted in serious cash flow problems for the Company. The Company's management was forced to take a number of steps to address these problems. During the first half of 1999, four employees in the United States and 39 employees in China were terminated. The audit of the 1998 financial statements was suspended due to the Company's inability to pay the costs of the audit. As a result, the Company had not been able to file an Annual Report or 10-KSB for the year ended December 31, 1998 with the United States Securities and Exchange Commission, this causing the Company to become delinquent in its filings. The Company suspended or reduced payments to its vendors and outside professionals.