Form 10KSB
period 1999-12-31
SEEDLING TECHNOLOGIES CORP
filed 2001-04-17
CIK 1029140

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

For the fiscal year ended December 31, 1999

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

For the transition period from ___________________ to _________________

Commission File Number: 0-24903

                        SEEDLING TECHNOLOGIES CORPORATION
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

              Delaware                                       87-0460452
  ---------------------------------                   ----------------------
  (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                     Identification Number)

                           519 SW Third Ave Suite 805
                             Portland, Oregon 97204
          ------------------------------------------------------------
          (Address of principal executive offices, including zip code)

Issuer's telephone number, including area code: (503) 294-6401

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

Yes [ ] No [X]

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The issuer's revenues for the fiscal year ended December 31, 1999 were $736,541.

         The aggregate market value of the issuer's common stock held by non-affiliates as of March 30, 2001 was approximately $20,700,439

         As of March 30, 2001, the issuer had 49,523,986 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

Documents incorporated by reference: None.


                        Brighton Technologies Corporation
                   6 Pearl Court, Allendale, New Jersey 07401
           ----------------------------------------------------------
          (Former name or former address if changed since last report)

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

         This Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999 contains "forward-looking statements" within the meaning of the Federal securities laws. These forward-looking statements include, among others, statements concerning the Company's expectations regarding sales trends, gross margin trends, the availability of short-term bank borrowings to fund operations and capital expenditures, the repayment of loans, facility expansion plans, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999 are subject to risks and uncertainties that could cause actual results to differ materially from those results expressed in or implied by the statements contained herein.

                                TABLE OF CONTENTS

                                                                            PAGE
PART I.

     ITEM 1.   DESCRIPTION OF BUSINESS ...................................... 4

     ITEM 2.   DESCRIPTION OF PROPERTY....................................... 7

     ITEM 3.   LEGAL PROCEEDINGS ............................................ 7

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........... 8

PART II.

     ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...... 9

     ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.....10

     ITEM 7.   FINANCIAL STATEMENTS .........................................14

     ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE ..........................14

PART III.

     ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
               PERSONS: COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT...15

     ITEM 10.  EXECUTIVE COMPENSATION .......................................16

     ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT................................................16

     ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................17

     ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K...............................18

                                     PART I.

ITEM 1.           DESCRIPTION OF BUSINESS

General

         Seedling Technologies Corporation (formerly known as Brighton Technologies Corporation) and its subsidiaries has traditionally operated in the buying, selling and installation of computer, communications and industrial equipment and networks. We have acted as an intermediary, purchasing substantially all our products from sources in the United States and selling them to customers in the People's Republic of China. We operate through offices in the United States, Hong Kong and China.

         We have a 47% interest in Beijing Brighton-STAQ Electronic System Company Limited; a China registered Sino-Hong Kong joint venture. Brighton-STAQ was developing an on-line securities trading network for the Securities Trading Automated Quotations System, the STAQ Exchange, one of four national stock exchanges in China, which commenced operations in the second quarter of 1998.

         During 1999, we experienced a significant reduction in business arising principally from three factors: (1) the bombing of the Chinese embassy in Belgrade which caused a substantial reduction in orders from Chinese companies to U.S.-based firms; (2) a restraining order obtained by Allied Signal, Inc., in February 1999 preventing one of our former subsidiaries from using its business operations cash of $357,230; and (3) the inability to obtain certain investment funds for Brighton-STAQ because of a financial scandal within the STAQ Exchange itself.

         We received an audit opinion from our independent certified public accountants regarding the December 31, 1998 and 1999 financial statements which contained an explanatory paragraph that describes the uncertainty of our ability to continue as a going concern due to recurring losses from operations and a working capital deficiency at December 31, 1999. These conditions raise substantial doubt as to our ability to continue as a going concern. No assurances can be given that our operations or receipt of equity or debt financing, if any, will be sufficient to fund our operating cash needs.

         In response to the reduction in business, former management downsized our operations through employee layoffs and in July 1999 sold two subsidiaries, its principal operating U.S. subsidiary, Brighton Industries Corporation and a Hong Kong subsidiary, Brighton Equipment Corporation. This divestiture was consummated because both companies were engaged in businesses which former management concluded were no longer part of its core business.

         On November 3, 2000, we entered into a Securities Exchange Agreement with the shareholders of Seedling Technology Ventures, Inc. to acquire all of the issued and outstanding shares of Seedling. In connection with the transaction, we issued an aggregate of 40,968,051 shares to the shareholders of Seedling. The transaction was completed on February 20, 2001 with the issuance of the above mentioned shares. As a result of the transaction, the Seedling shareholders own approximately 85% of the outstanding common stock of our company, and in addition we changed our corporate name to Seedling Technologies Corporation.

Seedling's Business Strategy

         As a result of the sale of its subsidiaries and employee layoffs, we had minimal operations in the U.S., Hong Kong and China from July 1999 to the end of 2000. As of the date of this filing, our operations consist solely of the business of Seedling Technologies and its subsidiaries.

         Seedling identifies technology projects and acts as a catalyst for them to grow and prosper. Our projects are at various stages, from consulting engagements through outright acquisition of companies.

         Seedling's consultative projects assist our client companies in preparing themselves for fundraising rounds, structuring their balance sheets, perfecting their technology plans, choosing appropriate business paths, and assisting them in creating liquidity and revenues. Our clients work directly with our executive team to accomplish their goals.

         Our consultative work is generally not billed on a per-hour basis. Rather, Seedling takes compensation in the form of equity in the project or, if appropriate, success fees in cash or equity for the completion of strategic transactions.

         Seedling also assists select clients in raising funds from private and institutional sources. Today's fundraising climate is exceptionally difficult for young technology companies. Consequently, Seedling's experience and guidance in the funding process is often of significant value to our clients. We only assist projects in gaining funding when we believe these projects are well positioned for growth and profitability; our management's reputation as part of the transaction is often an important decision factor for the sources providing funds to the project.

         Finally, in today's turbulent market conditions, there are occasionally opportunities to acquire strong technology projects at significant discounts. Based on Seedling's own analysis of the strategic value of a project and available cash resources, we may decide to pursue an acquisition.

         When we acquire a project, we generally maintain the central elements of the management team, particularly technical and sales personnel. Back office operations such as accounting, human resources, and legal management are centralized at Seedling's headquarters, leaving operational managers to focus on growth and client needs. We feel this approach to acquisitions is well suited to maximizing the value of technology projects, even in difficult markets.

         Seedling expects to make additional acquisitions as market conditions allow. Often, upon completion of an acquisition, the new subsidiary requires an immediate capital infusion. Seedling either provides the capital, or seeks outside funding sources. In the event Seedling itself provides that cash, it may be structured either as paid-in capital or short term bridge debt for the subsidiary. Our goal in this process is to build stable balance sheets in our subsidiaries while also minimizing the overall cash draw on Seedling's main accounts.

         As wholly-owned subsidiaries develop, we may decide either to use them as a platform for additional acquisitions in related markets, or sell them to other parties engaged in complimentary businesses. We have no formulaic rule for these decisions. Rather, we review each subsidiary on its own merits and, based on market conditions and cash flow considerations, decide whether to invest additional funds, maintain growth paths that are cash neutral to Seedling, or explore disposition of the subsidiary.

         Seedling held a minority interest and a long-term debt instrument in SouthernPlanet.com, a Delaware Corporation with operations in Latin America. On January 19, 2001 SouthernPlanet.com became a wholly owned subsidiary of Seedling Technology Ventures Inc, through a Stock for Stock Merger Agreement. SouthernPlanet is a technology integrator that provides comprehensive, integrated network and Internet solutions to businesses in Latin America (primarily Chile) with services focused on the small and medium-sized business market.

         The company offers infrastructure services that produce reoccurring, contracted revenue streams and aims to capitalize on the rapid expansion of Internet growth in Latin America, where Internet penetration is still relatively low, while efficiency needs driving businesses to the Internet are high.

         SouthernPlanet plans to grow through acquisition where complimentary businesses are identified, and through expansion of existing business channels by providing networking equipment and solutions including hardware, point of sale equipment and installation services to the Chilean corporate market.

         On March 1, 2001 Seedling Technology Ventures, Inc acquired a 70% interest in e-Ference, Inc. a network management software developer. Founded in Mid 2000 by our current Director of Technology, e-Ference has developed a simple and effective solution to the growing needs of small business network management. Their product, LANscaper, provides an effective tool for small network managers to better manage their network by fighting problems with the most effective weapon, knowledge and information. LANscaper produces a computer-generated map of a network, which places an entire network at an administrator's fingertips and gives a user the ability to view and manage a network from a single Server.

On-Line Information Services

         As of December 31, 1998, the Company was the owner of a 90% interest in Brighton-STAQ, a China registered Sino-Hong Kong joint venture. On that date, the remaining 10% interest was owned by Huazheng Electronic Technology Co., Ltd., a company controlled by the STAQ Exchange. In April 1999, the Company entered into an agreement with a new joint venture partner, The Masses Mail Order Limited of China in which The Masses agreed to invest a total of $4,800,000, with an initial investment of $1,800,000 for 53% of the equity in the joint venture, and a second investment of $3,000,000 to increase the Masses total interest in the joint venture to 75%. In July 1999, $1,800,000 was invested with the remaining balance to be invested when the venture reaches its operating and performance goals. Upon this $1,800,000 investment, our interest was reduced to 47% and may be further reduced to 25% from our initial ownership of 90%, while we retain our position as the managing partner in the joint venture. With this new agreement, the former joint venture partner, Huazheng, returned its 10% equity to Brighton-STAQ. The agreement was subject to the approval of the Beijing Municipal Government, which was granted on June 16, 1999. We account for our equity interest in Brighton-STAQ under the equity method of accounting as control was not held by us.

         The purpose of Brighton-STAQ was to develop, design, install and maintain a nationwide computerized multi-market securities quotation and trading network, similar to the National Association of Securities Dealers Automated Quotation System ("NASDAQ") in the U.S., for trading of stocks listed on the Shanghai, Shenzhen and STAQ Exchange. Our initial plans were to offer the STAQ On-line Network to the approximately 550 stock brokerages, which operates 2,200 offices that are members of the STAQ Exchange in the cities of Beijing, Chongqing, Guangzhou, Shanghai, Shenzhen and other major cities in China, with plans to eventually market the STAQ On-line Network to all 2,800 stock brokerages operating over 10,000 offices in China. The Company expected to initially charge an installation fee of $6,000 and a monthly maintenance fee of $1,000 for each terminal installed at the stock brokerages.

         Due to a highly publicized financial scandal within the STAQ Exchange, not involving the Company or Brighton-STAQ, The Masses has not authorized the disbursement of the newly invested funds for expansion until the outcome of the investigation is completed. There is also uncertainty as to when, or if, the $3,000,000 balance will be invested into the joint venture by the Masses. Management of the Company is unable to predict the outcome of such investigation.

         We believe there are significant uncertainties regarding this project and its continued existence and viability. These uncertainties include (1) an inability to obtain financing from other partners, (2) the outcome of the investigation into the STAQ exchange, (3) the technology we invested in is now dated and (4) a lack of progress in commencing operations. Because of these uncertainties, we have concluded that our investment in STAQ is impaired on other than a temporary basis and therefore we recognized an impairment charge of approximately $1.954 million to reduce the carrying value to its fair value ($0) at December 31, 1999.

MAJOR DEVELOPMENTS DURING 1999/2000

Sale Of The Brighton Industries Corporation ("BIC") and Brighton Equipment Corporation, Limited ("BEC")

         On July 14, 1999, we completed the sale of BIC and BEC to GIS Worldtrade Corporation Limited ("GIS"), a Hong Kong corporation. At the time of the transaction, GIS owned 300,000 shares in the Company, which it had received as the result of converting a portion of a note payable in June 1998.

         The sale was completed because BIC and BEC were engaged in activities, which our management concluded were no longer part of its prospective core businesses. Due to similarities among our customers and operations, BIC and BEC, management does not consider BIC and BEC to constitute a discontinued operation or business segment for purposes of financial reporting. Accordingly, our financial statements do not distinguish between continuing and discontinued operations.

Attachment Order

         In October 1999, our former subsidiary, BIC, settled a pending arbitration relating to a technology licensing and engineering services contract with, Allied Signal, in connection with the China National Contract. As a result of the settlement agreement, Allied Signal agreed to release $107,000 of cash to us, which had been subject to a previous Order of Attachment for $357,230 filed with the Supreme Court of the State of New York. The amount of the settlement was $350,000, of which $250,000 has been paid through December 31, 1999 with the balance due on October 1, 2000 Such payments were charged against previously established accrued liabilities. We also provided Allied Signal with a confession of judgment in the amount of $750,000 to only be filed in the event we default under the settlement agreement. To the best of our knowledge and belief, no defaults on this agreement have been served on us or filed with the court.

         The order of attachment, combined with the reduction in business caused by the bombing of the Chinese Embassy in Belgrade, profoundly affected all aspects of our business, including our ability to solicit new business, purchase equipment in order to complete existing contracts, and maintain employee morale. These factors resulted in our experiencing serious cash flow problems. Management took a number of steps to address these problems. During the first half of 1999, four employees in the United States and 39 employees in China were terminated. As a result, we were not been able to file a complete Annual Report on Form 10-KSB for the years ended December 31, 1998 and 1999 with the United States Securities and Exchange Commission, thus causing us to become delinquent in our filings. We then suspended or reduced payments to our vendors and outside professionals. We subsequently filed a 1998 10-KSB with unaudited financial statements on November 18, 1999.

Private Placements

         During the first eight months of 2000 we sold 962,000 shares of common stock in private sales for aggregate proceeds of $428,000. Costs directly related to the completion of these offerings amounted to $58,819, with 395,000 additional shares issued for related services. We used these proceeds to pay outstanding balances due to vendors and outside professionals.

         During the first three months of 2001 we sold 1,671,279 shares of common stock in private sales for aggregate proceeds of $1,253,460. Costs directly related to the completion of these offerings amounted to $7,500. We used these proceeds to pay outstanding balances due to vendors, outside professionals, reduce short-term debt, augment working capital, and to fund investments in new subsidiaries and new projects.

Our Ability to Continue as a Going Concern

         We received an audit opinion from our independent certified public accountants on the December 31, 1998 and 1999 financial statements which contained an explanatory paragraph that describes the uncertainty of the Company's ability to continue as a going concern due to recurring losses from operations and a working capital deficiency at December 31, 1999. These conditions raise substantial doubt of our ability to continue as a going concern. We cannot assure that our operations or receipt of equity or debt financing, if any, will be sufficient to fund operating, investing or financing cash needs.

Asset Impairment

         Due to uncertainties regarding the continued existence and viability of the Brighton-STAQ project arising from (1) an inability to obtain financing from its partners, (2) the outcome of the investigation into the STAQ exchange, (3) the Company's investment in Brighton-STAQ is comprised of dated technology and
(4) a lack of progress over an extended period of time in commencing Brighton-STAQ's operations; management concluded that their investment in Brighton-STAQ is impaired on other than a temporary basis. As such, the Company recognized an impairment charge of approximately $1.954 million to reduce the carrying value of their investment to its fair value ($-0-) at December 31, 1999.

Our Background

         We were incorporated in the State of Delaware on November 4, 1988 as Sirone Corporation. On November 1, 1995, we changed our corporate name to Zentex Corporation. For a period of time prior to

November 11, 1996, under previous management, we were engaged in the distribution in the United States and Canada of a shampoo and conditioner treatment. In October 1996, we entered into an acquisition agreement with BIC, Brighton Electronics Corporation, Ltd. ("BECL"), Mr. Kit Kung and Ms. Hong Yun and the Brighton Shareholders, pursuant to which effective November 11, 1996, we acquired all of the issued and outstanding capital stock of BIC and BECL from the Brighton Shareholders in exchange for the issuance of a controlling interest in the Company to the Brighton Shareholders. The business purpose of this transaction was to facilitate the consolidation of BIC and BECL into one publicly traded entity to attract investment in us. Pursuant to the transaction, and in furtherance of its new business plan, our name was changed to "Brighton Technologies Corporation."

Employees

         As of March 31, 2001, we had approximately 24 full-time employees, of which 2 are executive officers and 22 are administrative personnel.

ITEM 2.           DESCRIPTION OF PROPERTY

         Portland, Oregon: Seedling has relocated its corporate headquarters to Portland where it occupies approximately 5,000 square feet on the 8th floor of the Dekum Building. The lease expires on August 7, 2005. The annual rent is $48,500.

         Los Angeles, California: Seedling signed a three year lease for its branch office effective March 8, 2001 for 1,100 square feet of office space in Maple Plaza. The annual rent is $52,272.

         Santiago, Chile: SouthernPlanet, a wholly owned subsidiary, operates out of shared office space on a month-to-month lease.

         The following properties are subject to leases, for which we may have liability, however, we do not presently occupy these facilities and we have no present intentions to occupy these facilities in the near future.

         New Jersey. The Company and BIC have facilities in Allendale, New Jersey consisting of 5,000 square feet. The lease expires on July 31, 2001. The annual rent is $57,500.

         Hong Kong. BECL and its subsidiaries have facilities leased by BECL in Quarry Bay, Hong Kong consisting of Room 1001 on the 10th floor of Eastern Center. The lease expired on March 22, 2000 and was extended through March 22, 2001. The annual rent is $62,100.

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

ITEM 3.           LEGAL PROCEEDINGS

           We know of no actions where we are the defendant in pending legal matters or threatened claims.

           Our management works to avoid the expense and distraction of litigation whenever possible, but at times when litigation is the only path to settle a dispute it is recognized and managed as a necessary component of running the business.

         On March 26, 2001 we commenced legal action against Mr. Kit Kung, Hung Yun, Alan Jurewicz, each of whom were former officers and/or directors of the Company and Easi-Link.com, Inc. The complaint alleges that the defendants converted our property and assets, stole corporate opportunities, breached their fiduciary duty to the Company and breached their employment contracts. The action is pending in the Superior Court of New Jersey, Law Division, Bergen County.

         In October 1999 BIC, the Company's former subsidiary, settled a pending arbitration with Allied-Signal regarding the contractual value of services provided in the China National project. As a result of a delay in the China National project, a dispute had arisen with the supplier of the technological services, Allied-Signal and, as a result and per the terms of the Agreement, an arbitration hearing was scheduled for November 1999. The dispute was settled prior to the arbitration hearing. During September 1999, pursuant to the terms of the settlement agreement, Allied-Signal agreed to the immediate release of $107,000 to BIC that were previously frozen as a result of a levy issued by the New York State Supreme Court.

         The amount of the settlement between BIC and Allied totaled $350,000, of which $250,000 has been paid through December 31, 1999 with the balance due on October 1, 2000. Such payments were charged against previously established accrued liabilities. BIC was also required to provide Allied Signal with a confession of judgment in the amount of $750,000 to only be filed in the event the Company defaults under this agreement. To the best of our knowledge and belief, no defaults on this agreement have been served on us or filed with the Court.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 1999.

           On October 27, 2000 the stockholders of record, by written consent in lieu of a special meeting, approved the Stock Purchase Agreement between our company and Seedling Technology Ventures, Inc., and approved the appointments of Douglas B. Spink and Paul R. Peterson to the Board of Directors.

           On March 26, 2001 the stockholders of record, by written consent in lieu of a special meeting, approved the corporate name change to Seedling Technologies Corporation.

                                    PART II.

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Price for the Common Stock

         From April 15, 1998, through August 31, 1999, our Common Stock was traded on the OTC Bulletin Board under the symbol "BGHT". From September 1, 1999 to the present, our Common Stock has been traded on the Pink Sheets. On March, 7, 2001 we changed our symbol to "SEED." The trading market is limited and sporadic and should not be deemed to constitute an "established trading market."

         The following table sets forth the range of high ask and low bid prices for our common stock as quoted on the OTC Bulletin Board during the periods indicated. Such prices reflect prices between dealers in securities and do not include any retail markup, markdown or commission and may not necessarily represent actual transactions. All prices reflect the 1 for 3 reverse stock split effective October 17, 1997, the 1 for 3 reverse stock split effective January 26, 1998 and the 1 for 3 forward stock split effective April 15, 1998.

Fiscal Year Ended December 31, 1997              High                Low
------------------------------------            ------               ----
Quarter Ended March 31, 1997                     21.00              16.14
Quarter Ended June 30, 1997                      17.64               9.75
Quarter Ended September 30, 1997                 15.38               7.13
Quarter Ended December 31, 1997                   7.13               1.50

Fiscal Year Ended December 31, 1998
------------------------------------
Quarter     Ended  March 31, 1998                 7.33                1.96
Quarter     Ended  June 30, 1998                 10.69                2.00
Quarter     Ended  September 30, 1998             5.94                2.88
Quarter     Ended  December 31, 1998              2.38                5.75

Fiscal Year Ended December 31, 1999
------------------------------------
Quarter     Ended  March 31, 1999                 3.88                3.88
Quarter     Ended  June 30, 1999                  3.63                3.38
Quarter     Ended  September 30, 1999             1.25                1.25
Quarter     Ended  December 31, 1999               .44                 .44

Fiscal Year Ended December 31, 2000
------------------------------------
Quarter Ended March 31, 2000                      1.13                 1.13
Quarter Ended June 30, 2000                       2.25                 2.00
Quarter Ended September 30, 2000                  2.10                 1.20
Quarter Ended December 31, 2000                   1.40                  .30

Fiscal Year Ending December 31, 2001
------------------------------------
Period ended March 31, 2001                       1.01                 0.30

         As of March 30, 2001, the number of security holders of record of the Company's Common Stock was 161.

         The Company has not paid any dividends on its common stock and has no present intention of paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

         At December 31, 1997 we had 3,495,333 shares of our common stock issued and outstanding. During the year ended December 31, 1998 we sold 738,046 shares of common stock for a cash consideration of an aggregate of $1,210,169 or $1.64 per share. During that year we issued 20,000 shares of common stock in exchange for services rendered to us valued at $12,187 or $.61 per share. Lastly, during that year we converted $425,000 of indebtedness into 300,000 shares of our common stock. Each of these transactions were claimed to be exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) of said Act. Accordingly, at December 31, 1998 we had 4,553,379 shares of our common stock issued and outstanding.

         During the year ended December 31, 1999 we sold 80,500 shares of common stock for cash consideration of $35,069 or $.436 per share. During that year we issued 3,850 shares of common stock in exchange for services rendered to us valued at $11,589 or $3.01 per share. These transactions were claimed to be exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) of said Act. Accordingly, at December 31, 1999 we had 4,637,729 shares of our common stock issued and outstanding.

         During the year ended December 31, 2000, we issued 962,000 shares of our common stock for $428,962 or $.446 per share. During that same year we issued 395,000 shares of common stock in exchange for services rendered to us. Also during that year we converted $444,964 of indebtedness consisting of the conversion of a note payable, accrued interest and unpaid payroll into 889,927 shares of our common stock. Each of these transactions were claimed to be exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) of said Act. At December 31, 2000 we had 6,884,656 shares of our common stock issued and outstanding.

         During the month of February 2001 we issued an aggregate of 579,617 shares to the persons listed below in connection with a private sale of our securities. Each investor represented to us that they were "accredited investors." The shares were issued under the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

                                                  Aggregate        Price Per
Name                            No. of Shares   Purchase Price       Share
----                            -------------   --------------       -----
Walter A. North                    22,674       $ 17,005.50          $.75
Jim Cutler                        172,326       $129,244.50          $.75
Jerry Bermensolo                  316,085       $237,064.25          $.75
Brian Brick                        10,109       $  7,581.75          $.75
Jeffery Lichtenstein                3,053       $  2,289.75          $.75
Vernon Summers Jr                  13,232       $  9,924.00          $.75
Vernon Summers Sr                   1,018       $    763.50          $.75
Larry & Sheila Summers              2,036       $  1,527.00          $.75
Brian Brassil                       3,053       $  2,289.75          $.75
Paul O'Brien                        2,545       $  1,908.75          $.75
Information Technology Limited     32,977       $ 24,732.75          $.75
Martin Liebowitz                      509       $    381.75          $.75
                                  -------       -----------
        Total                     579,617       $434,713.25

         On February 20, 2001 we issued an aggregate of 40,968,051 shares of our common stock in connection with the acquisition of Seedling Technology Ventures, Inc. In connection with this issuance, Mr. Douglas Spink, our Chief Executive Officer and Chairman, received 24,404,657 shares and Mr. Paul Peterson, our President and Director, received 625,760 shares. The issuance of these shares was claimed to be exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) of said Act.

         On March 9, 2001 we sold to Stonepath Group, Inc. 1,091,662 shares of our common stock for $.75 per share. Stonepath paid $452,900 in cash and forgave a total of $320,847 in indebtedness and claims. Stonepath represented to us that they were an "accredited investor." The shares were issued under the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview:

         The historical financial statements consist of the combined financial statements of BIC and BECL, for all periods presented. The consolidated financial statements include the accounts of BIC, a United States-based company, and BECL, a Hong Kong-based holding company with controlling interests in four Hong Kong subsidiaries and joint ventures.

         We have historically incurred significant losses, which have resulted in a working capital deficit and stockholders' deficiency of $1,279,423 at December 31, 1999, which raises substantial doubts about our ability to continue as a going concern.

         We have historically derived the majority of our revenues from the sale of industrial equipment in China. During 1999, we experienced a significant reduction in our existing and anticipated business arising principally from three factors: (1) the bombing of the Chinese embassy in Belgrade, which caused a substantial reduction in orders from Chinese Companies to U.S. based firms;
(2) a restraining order obtained by Allied Signal in February 1999 preventing BIC from using certain cash in its business operations in the sum of $357,230; and (3) the inability to use certain investment funds for Brighton-STAQ because of a financial scandal within the STAQ Exchange. As a result of the foregoing factors, we experienced severe cash constraints in the first half of 1999. In response to these cash constraints, we found it necessary to implement a business strategy to reduce costs and conserve cash reserves. As part of this plan to reduce costs, we laid off 43 employees during the first half of 1999. These events profoundly affected all aspects of our business, including our ability to solicit new business, purchase equipment in order to complete existing contracts, and maintain employee moral. In addition, as discussed, the Company recognized an impairment charge of approximately $1.954 million on the Brighton-STAQ investment.

         We historically operated in one business segment: the buying, selling and installation of computer, communications and industrial equipment. We acted as an intermediary, purchasing such products from sources in the United States and selling such products to customers in China. We attempted to shift our business focus to become an integrated and customized business solutions provider, especially in the fields of information and communication technologies and electronic commerce. During that time, we operated through offices in the United States, Hong Kong and China.

         The majority of our revenues during 1998 and 1999 were derived from customers based in countries outside the United States, primarily in China. During the year ended December 31, 1999, revenues from United States-based operations were $214,312 or 29% of total revenues, and revenues from Far East-based operations were $522,229 or 71% of total revenues. During the year ended December 31, 1998, revenues from United States-based operations were $8,984,820 or 69% of total revenues, and revenues from Far East-based operations were $4,113,387 or 31% of total revenues. Due to its common customers, we considered these operations to be centralized in one segment.

         As a result of the sale of subsidiaries and impairment charges on investments, the Company has no operations at December 31, 1999.

         The following table sets forth certain historical operating data for the periods presented:

                                                                      Years Ended December 31,
                                                                 ---------------------------------
                                                                 1999                            1998
                                                  ----------------------------------------------------------------
                                                     Amount                %            Amount              %
                                                   ------------          -----       -----------          ----
   Revenues                                        $    736,541          100.0       $ 13,098,207         100.0
   Cost of revenues                                    (336,324)          45.7        (10,715,786)         81.8
   Operating expenses                                (1,682,158)         228.3         (3,482,073)         26.6
                                                   ------------         ------       ------------         -----
   Loss from operations                              (1,281,941)        (174.0)        (1,099,652)         (8.4)

  Other income (expense), net                           (19,684)          (2.7)          (136,523)         (1.0)
  Write-off of offering costs                                 -            -             (582,685)         (4.4)
  Gain on sale of subsidiaries                        2,427,628          329.6
  Impairment provision - joint venture               (1,954,082)        (265.3)              -              -
  Equity in loss of joint venture                      (250,515)         (34.0)          (284,961)         (2.2)
                                                   ------------         ------       ------------         -----
  Loss before income taxes                           (1,078,594)        (146.4)        (2,103,821)        (16.0)
  Benefit for income taxes                                    -            -               48,000           0.4
                                                   ------------         ------       ------------         -----
  Net loss                                         $ (1,078,594)        (146.4)      $ (2,055,821)        (15.6)
                                                   ============         ======       ============         =====

  Years Ended December 31, 1998 and 1999:

         Revenues. Revenues for the year ended December 31, 1999 were $736,541 as compared to $13,098,207 for the year ended December 31, 1998, a decrease of $12,361,666 or 94.4%. Revenues significantly decreased in 1999 as compared to 1998 primarily as a result of the bombing of the Chinese embassy in Belgrade, which caused a substantial reduction in orders from Chinese companies to U.S.-based firms, and the sale of BIC and BEC in July of 1999.

         Gross Profit. Gross profit for the year ended December 31, 1999 was $400,217 or 54.3% of revenues, as compared to $2,382,421 or 18.1% of revenues for the year ended December 31, 1998. The increase in gross margin in 1999 as compared to 1998 was primarily a result of the Far East-based operations representing a larger percentage of the total sales, 71% in 1999 versus 31% in 1998. The Far East-based operations historically generate a greater gross margin than the United States based operations. The United States-based operation's sales decrease significantly in 1999 for reasons mentioned above.

         General and Administrative Expenses. General and administrative expenses decreased by $743,196 or 34.0%, to $1,444,179 or 196.1% of revenues for the year ended December 31, 1999, as compared to $2,187,375 or 16.7% of revenues for the year ended December 31, 1998, primarily as a result of the downsizing of the organization and sale of BIC and BEC during July 1999. In addition, during 1999, four employees in the United States and 39 employees in China were terminated.

         Selling and Marketing Expenses. Selling and marketing expenses decreased by $519,426 or 70.5%, to $216,974 or 29.5% of revenues for the year ended December 31, 1999, as compared to $736,400 or 5.6% of revenues for the year ended December 31, 1998, primarily as a result of cash constraints on the business and the sale of BIC and BEC in July 1999, forcing the company to cut back on its marketing efforts and expenditures.

         Provision for Bad Debt. Provision for bad debt was $ 457,917 for the year ended December 31, 1998, no provision for bad debt was recorded for the year ended December 31, 1999.

         Operating Loss. Operating loss increased by $182,289 or 16.6% to ($1,281,941) for the year ended December 31, 1999, as compared to an operating loss of ($1,099,652) for the year ended December 31, 1998, primarily as a result of a significant downturn in business during 1999 and offset in part by the Company's efforts to reduce expenses as a result of its serious cash flow constraints.

         Interest Expense. For the year ended December 31, 1999, interest expense and bank fees decreased by $130,215 or 85.1% to $22,872, as compared to $153,087 for the year ended December 31, 1998, primarily as a result of a decrease in bank fees related to a bank letter of credit issued in conjunction with an industrial equipment purchase contract completed in 1998 and the conversion of a note payable in 1998.

         Interest Income. For the year ended December 31, 1999, interest income decreased by $34,860 or 95.5%, to $1,639, as compared to $36,499 for the year ended December 31, 1998, primarily as a result of significantly decreased cash balances.

         Gain on sale of subsidiaries. During 1999 we sold two of our subsidiaries, BIC and BEC for nominal consideration resulting in a non-cash gain on disposal of subsidiaries of approximately $2,400,000. This divestiture was consummated because our management, at the time, concluded that BIC and BEC were engaged in businesses, which were no longer part of our core business.

         Write-off of Offering Costs. Deferred offering costs consisted of capitalized professional fees and related costs incurred in connection with our proposed public offering of securities. Based on an assessment of market conditions and other factors, we decided to abandon the offering during the three months ended March 31, 1998. Accordingly, we wrote off deferred offering costs of $582,685, which is reflected as a charge to operations during 1998.

         Impairment provision - joint venture. The Company has an equity investment in the Brighton-STAQ joint venture. Due to uncertainties regarding the continued existence and viability of the Brighton-STAQ project arising from
(1) an inability to obtain financing from its partners, (2) the outcome of the investigation into the STAQ exchange, (3) the Company's investment in Brighton-STAQ's comprised of dated technology and (4) a lack of progress over an extended period of time in commencing Brighton-STAQ`s operations; management concluded that their investment in STAQ is impaired on other than a temporary basis. As such, the Company recognized an impairment charge of approximately $1.954 million to reduce the carrying value of their investment to its fair value ($-0-) at December 31, 1999.

         Equity in loss of joint venture. Equity in loss of joint venture decreased by $34,446 or 12.1% to ($250,515) for the year ended December 31, 1999, as compared to a loss of ($284,961) for the year ended December 31, 1998. This was a result of a reduction in activity in the joint venture as a result of the financial scandal within the STAQ exchange. We had an equity investment in the Brighton-STAQ joint venture. We believe there are significant uncertainties regarding this project and its continued existence and viability. These uncertainties include (1) an inability to obtain financing from other partners,
(2) the outcome of the investigation into the STAQ exchange, the technology we invested in is now dated and (4) a lack of progress in commencing operations. Because of these uncertainties, we have concluded that our investment in STAQ is impaired on other than a temporary basis and therefore we recognized an impairment charge of approximately $1.954 million to reduce the carry value to its fair value ($0) at December 31, 1999.

         Income Taxes. For the year ended December 31, 1999, we had a consolidated loss before income taxes of ($1,078,594). For the year ended December 31, 1998, we had a loss before income taxes of ($2,103,821). For the year ended December 31, 1998 we recognized a tax benefit of $48,000 relating to Hong Kong based income taxes. A refund related to this benefit was received in October 1999. Based on assessment of all available information, including historical trends, we were unable to conclude that realization of the deferred tax asset at December 31, 1999 was more likely than not. Accordingly, we established a 100% valuation allowance on the deferred tax assets related primarily to our domestic and foreign net operating losses. Reductions in the valuation allowance will be recorded when, in the opinion of management, our ability to generate taxable income in the future is considered more likely than not. At December 31, 1999 we had net operating loss carry forwards for Hong Kong tax purposes of approximately $1,026,000, which can be carried forward indefinitely. At December 31, 1999, we had domestic operating losses of $1,026,000 of Hong Kong net operating losses, to offset future taxable income, which can be carried forward indefinitely.

         The Company is subject to different tax rates and tax laws because it operates in various distinct jurisdictions. As a result, the Company may not necessarily be able to offset its income earned in one jurisdiction against losses incurred in another jurisdiction. Therefore, the Company anticipates that its consolidated effective tax rate may vary significantly between periods.

         Net loss. Net loss for the year ended December 31, 1999 was ($1,078,594) or ($.24) per share basic and diluted, as compared to a net loss for the year ended December 31, 1998 of ($2,055,821) or ($.49) per share basic and diluted.

Liquidity and Capital Resources:

         Operating. For the year ended December 31, 1999, the Company's operations used cash resources of $834,748 as compared to providing cash resources of $515 for the year ended December 31, 1998. The net loss of ($1,078,594), non cash charges of $307,101, impairment provisions of $1,954,082 and increases in accounts payable of $392,291 for 1999 were offset by the non cash gain of $2,427,628 on the sale of subsidiaries. Changes in operating assets and liabilities and non cash charges offset the net loss in 1998 and resulted in the minimal cash flow for the year. The Company had a working capital deficiency of $1,279,423 at December 31, 1999, as compared to a working capital deficiency of $449,760 at December 31, 1998, reflecting current ratios of .01:2 and .71:0, respectively.

         Financing. During the year ended December 31, 1999, the Company sold 80,500 shares of common stock for proceeds of $35,069.

         In order to meet its working capital requirements, the Company has periodically received funding from Kit Kung, the Chairman of the Board of Directors, President and Chief Executive Officer, and his family members. The Company has also periodically made advances to the principals and officers of the Company. Such advances are unsecured and generally bear no stated interest rate or terms of repayment. As of December 31, 1999, amounts due to Kit Kung and his family members aggregated $300,471. During the year ended December 31, 1998, $414,261 was advanced to the Company by Kit Kung and family members resulting in a net amount due to Kit Kung and family members of $182,040 at December 31, 1998.

         As a result of the delay in the China National project, the Company's former subsidiary, BIC was in the process of renegotiating the terms of certain obligations under the technological licensing arrangements that it entered into in conjunction with the China National contract. As a result of a dispute with Allied Signal, arbitration was scheduled to commence in November 1999. The pending arbitration was settled between Allied Signal and BIC in October 1999. Pursuant to the terms of the settlement agreement, Allied Signal agreed to the immediate release of $107,000 in funds that were previously frozen in February 1999 by the New York Supreme Court. The amount of the settlement between the Company and Allied totaled $350,000, of which $250,000 has been paid through December 31, 1999 with the balance due on October 1, 2000. Such payments were charged against previously established accrued liabilities. BIC was also required to provide Allied Signal with a confession of judgment in the amount of $750,000 to only be filed in the event the Company defaults under this agreement.

         Brighton-STAQ was formed to design, develop, install and maintain a computer network for the trading of securities in China (the "STAQ On-line Network"). At December 31, 1999, we had an investment of $1,954,082 in Brighton-STAQ. We account for our investment in Brighton-STAQ under the equity method of accounting. In April 1999, we entered into a new agreement with a new joint venture partner, The Masses Mail Order Limited of China ("The Masses") in the PRC. The new agreement calls for The Masses to invest $4,800,000 and to own 53% of the equity in the joint venture, of which $1,800,000 was invested in July 1999 and the remaining balance of $3,000,000 was to be invested by the end of 1999. In such event, our interest would be reduced to 47% from its initial 90% investment, but it would retain our position as the managing partner in the joint venture. In this new agreement, the former joint venture partner, Huazheng Electronic Technology Co., Ltd., relinquished its 10% equity in the joint venture company to Brighton-STAQ. The agreement was subject to the approval of the Beijing Municipal Government, which was granted on June 16, 1999. The Company accounts for the interest in Brighton-STAQ under the equity method of accounting as control of Brighton-STAQ was not held by us.

         Due to a highly publicized financial scandal within the STAQ Exchange, (not involving the Company or Brighton-STAQ), The Masses has not authorized the disbursement of the newly invested funds for expansion until the outcome of the investigation is completed. There is also uncertainty as to when the $3,000,000 balance will be invested into the joint venture by the Masses. Management of the Company is unable to predict the outcome of such investigation.

         Due to uncertainties regarding the continued existence and viability of the Brighton-STAQ project arising from (1) an inability to obtain financing from its partners, (2) the outcome of the investigation into the STAQ exchange, (3) the Company's investment in Brighton-STAQ is comprised of dated technology and
(4) a lack of progress over an extended period of time in commencing Brighton-STAQ's operations; management concluded that their investment in STAQ is impaired on other than a temporary basis. As such, the Company recognized an impairment charge of approximately $1.954 million to reduce the carrying value of their investment to its fair value ($-0-) at December 31, 1999.

         We received an audit opinion from our independent certified public accountants regarding the December 31, 1998 and 1999 financial statements which contained an explanatory paragraph that describes the uncertainty of our ability to continue as a going concern due to recurring losses from operations and a working capital deficiency at December 31, 1999. These conditions raise substantial doubt as to our ability to continue as a going concern. No assurances can be given that our operations or receipt of equity or debt financing, if any, will be sufficient to fund our operating cash needs.

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

         Since the our contracts are generally denominated in United States dollars and are usually of short duration, we are not subject to any significant economic exposure from the effects of inflation in China. Foreign operations are subject to certain risks inherent in conducting business abroad, including price and currency exchange controls, and fluctuations` in the relative value of currencies. Changes in the relative value of currencies occur periodically and may, in certain instances, materially affect our results of operations and the ability of customers to satisfy obligations owed to us. In addition, the Renminbi is not freely convertible into foreign currencies. All foreign exchange transactions involving Renminbi must take place either through the Bank of China or other institutions authorized to buy and sell foreign exchange, or at a Foreign Exchange Adjustment Center. The ability to convert the Renminbi is subject to the availability of foreign currencies.

         The Asian financial crisis has had a negative impact on our operations by reducing the Chinese economy's growth and general level of activity and causing uncertainty with respect to the ultimate cost of equipment ordered from United States-based suppliers, which must be paid for by converting Renminbi into United States dollars. Although the central government of China has recently indicated that it does not intend to devalue its currency in the near future, devaluation still remains a possibility. Should the central government of China decide to devalue the Renminbi, the Company believes that such an action would have a detrimental effect on the Company's operations, by reducing the purchasing power of the Company's Chinese customers and by decreasing the potential earnings from the STAQ On-line Network, when measured in United States dollars. Although the functional currency of certain of the Company's Far East operations is the Hong Kong Dollar or the Chinese Renminbi, the majority of the Company's transactions are conducted in United States dollars. Accordingly, the Company does not believe that devaluation of the Chinese Renminbi would have a material effect on the Company's consolidated financial position.

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

ITEM 7.           FINANCIAL STATEMENTS

         The financial statements are listed at "Index to Consolidated Financial Statements" and are attached as an exhibit.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III.

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The following table and text sets forth the names and ages of all directors and executive officers of the Company and the key management personnel as of January 31, 2001. The Board of Directors of the Company is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the Board of Directors, and are appointed to serve until the first Board of Directors meeting following the annual meeting of stockholders. Except as otherwise noted, there are no family relationships among directors and executive officers. Also provided is a brief description of the business experience of each director and executive officer and the key management personnel during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

                  DIRECTORS AND EXECUTIVE OFFICERS
                  -------------------------------
        NAME                     AGE        POSITION
        ----                     ---        --------
        Douglas B. Spink         30        Chairman of the Board and
                                           Chief Executive Officer
        Paul R. Peterson         32        President, Secretary and Director
        Kit Kung                 49        Chairman, Resigned December 14, 2000
        Nils A. Ollquist         43        Director Resigned November 3, 2000
        Hong Yun                 45        Director; Resigned November 3, 2000
        Michael Muldavin         79        Director Resigned November 3, 2000


Background and Experience

Douglas B. Spink, Chairman and CEO

         Mr. Spink is the founder of Seedling Technology Ventures, Incorporated. In addition to day-to-day executive responsibilities, he has authority for all corporate financing and acquisitions. Prior to founding Seedling, Mr. Spink has had extensive experience with early stage Internet and technology companies. In 1998 Mr. Spink founded Strategicus Partners, Inc., a technology consultancy and e-commerce business incubator. That company was acquired by The Stonepath Group, Inc. (f/k/a Net Value Holdings) in mid-1999, at which point Mr. Spink joined the board of directors and became that company's Chief Technical Officer. Mr. Spink resigned his positions with Stonepath in January 2000. During the past five years Mr. Spink has invested in, co-founded, or served as an advisor to several e-commerce companies, including webmodal.com (co-founder and board member), assetexchange.com (investor), Bidland.com (advisor) and matacat.com (founder, investor and board member). Prior to Stategicus, Mr. Spink founded and served as CEO of athletica.com and Timberline Direct, a sports nutritional portal and direct marketing company, respectively. He sold both of these companies to a large Northwest retailer in 1998. Mr. Spink was formerly a consultant with the Boston Consulting Group and an analyst at Leo Burnett & Co., where he consulted in marketing with Fortune 100 companies.

         Mr. Spink earned his MBA in marketing from the University of Chicago, his BA in cultural anthropology from Reed College and is currently studying for his Ph.D. in Systems Science at Portland State University, with a research focus on quantitative theories of consciousness. Mr. Spink is also the owner of Timberline Farms LLC, an importer and breeder of Grand Prix showjumping Holsteiner horses.

Paul R. Peterson, President

         Mr. Peterson is responsible for all aspects of the company's operations. Mr. Peterson joined Seedling Technology Ventures Incorporated in January 2000. From February 1998 until January 2000 Mr. Peterson was Vice President at Discover Mortgage Bank, where he managed cross-collateral lending on securities and real estate. From January 1996 through January 1998 Mr. Peterson was the President of Investors Network Corporation, a Honolulu-based venture capital firm. From June 1994 to December 1995, Mr. Peterson was Vice President, Corporate Finance of Wall Street Financial, an investment banking firm and investment holding company.

         Mr. Peterson has a masters degree in International Business Management from Kansai University of Foreign Studies in Osaka, Japan. Mr. Peterson received undergraduate degrees from the University of Minnesota and St. Thomas College in Foreign Languages, Linguistics and International Business and Economics, respectively.

ITEM 10.          EXECUTIVE COMPENSATION

         The following table sets forth the compensation paid during fiscal years ended December 31, 1998 and 1999 to the Company's Chief Executive Officer. No officer of the Company received annual compensation in excess of $100,000 per annum.

Summary Compensation Table

Name and
Principal Position                           Year             Salary
------------------                           ----             ------
Kit Kung, Chairman, President
 and Chief Executive Officer                 1999            $80,000
                                             1998            $80,000

Compensation Agreements

         We have entered into employment agreements with Paul Peterson and Douglas Spink. Paul Peterson has a two year agreement with an annual salary of $115,000 and a six month severance payment due if he is terminated without cause. Doug Spink has a three year contract with an annual salary of $150,000 and a twelve month severance payment due if he is terminated without cause.

Board of Directors

         During the year ended December 31, 1999, no meetings of the Board of Directors were held; all corporate actions were conducted by unanimous written consent of the Board of Directors. Directors receive no compensation for serving on the Board of Directors, but are reimbursed for any out-of-pocket expenses incurred in attending board meetings. The Board of Directors established an audit committee for the year ended December 31, 1999, which consisted of Messrs. Michael Muldavin and Nils A. Ollquist.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of March 30, 2001 with respect to (i) the beneficial ownership of the Common Stock of the Company by each beneficial owner of more than 5% of the outstanding shares of Common Stock of the Company, each director, each executive officer and all executive officers and directors of the Company as a group, (ii) the number of shares of Common Stock owned by each person and group and (iii) the percent of the Company's Common Stock owned.

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

                                                              Percentage of
                                    Number of Shares of    Outstanding Common
Name and Address                        Common Stock       Stock Beneficially
Beneficial owner                     Beneficially Owned           Owned
----------------                     ------------------           -----
Douglas B. Spink                       24,334,658                  48.7%
c/o Seedling Technologies Corp
519 SW Third Ave Suite 805
Portland, OR 97204

Kit Kung                                3,604,962 (1)                7.2%
c/o 6 Pearl Court
Allendale, NJ 07401

Paul R. Peterson                          625,760                    1.3%
c/o 519 SW Third Ave, Suite 805
Portland, OR 97204

Hong Yun                                  166,667  (2)               0.3%
c/o 6 Pearl Court
Allendale, NJ 07401

Nils A. Ollquist                            -0-                     -0-
c/o Orient Financial Services
13C, Chinaweal Center
414-424 Jaffe Road Wanchai,
Hong Kong

Michael Muldavin                            -0-                     -0-
c/o 6 Pearl Court
Allendale, NJ 07401

All Directors, executive
officers, and other beneficial
owners as a group                      28,823,571                   57.70%


(1) Does not include 166,667 shares of Common Stock owned by Hung Yun, Mr. Kung's wife.

(2) Does not include 3,604,962 shares of Common Stock owned by Kit Kung, Ms. Yun's husband.

Changes in Control

         We are unaware of any contract or other arrangement except as noted below, the operation of which may at a subsequent date result in a change in control of the Company. On November 3, 2000, we entered into a Securities Exchange Agreement with the shareholders of Seedling Technology Ventures, Inc. ("Seedling") to acquire all of the issued and outstanding shares of Seedling. In connection with the transaction, we issued an aggregate of 40,968,051 shares to the shareholders of Seedling Technology Ventures. The transaction was completed on February 20, 2001 with the issuance of the above mentioned shares. As a result of the transaction, the Seedling shareholders own approximately 85% of the outstanding common stock of our company.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In order to meet our working capital requirements, we have periodically received funding from Kit Kung, the Chairman of the Board of Directors, President and Chief Executive Officer, and his family members. We have also periodically made advances to the principals and officers of the Company. The advances relate to personal travel and related expenses incurred on corporate charge cards. Such advances are unsecured and generally bear no stated interest rate or terms of repayment. As of December 31, 1999 and 1998, amounts due to Kit Kung and his family members aggregated $300,471 and $182,040 respectively. During the years ended December 31, 1998 and 1999, the Company's majority shareholder and family members advanced an aggregate of $414,261 and $118,431 respectively to the Company.

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

         Salaries and incentive expenses for Kit Kung and his family members totaled approximately $135,000 and $120,563 for the years ended December 31, 1998 and 1999.

         During July 1999, we completed the divestiture of BIC and BEC to GIS Worldtrade Corporation Limited ("GIS"), a Hong Kong corporation, which owed 300,000 shares of our common stock. We completed this sale because BIC and BEC were engaged in businesses which we concluded were no longer part of our prospectivecore businesses: the China National Contract, in the case of BIC; and the Yangzhou Brighton joint venture, in the case of BEC.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K


a.       Exhibits

Exhibit
Number              Title
------              -----

2.1      Acquisition Agreement with BIC, BECL, Kit Kung and Hung Yun
2.2      Stock Acquisition Agreement with BIC and GIS
2.3      Acquisition Agreement with Brighton-STAQ and The Masses
3.1 Certificate of Incorporation as filed with the Delaware Secretary of State *
3.2 Certificate of Correction of Certificate of Incorporation, as filed with the Delaware Secretary of State on January 17, 1989
3.3 Articles of Amendment to the Articles of Incorporation, as filed with the Delaware Secretary of State on November 1, 1995 *
3.4 Certificate of Amendment to Certificate of Incorporation, as filed with the Delaware Secretary of State on October 31, 1996 *
3.5 Certificate of Amendment to Certificate of Incorporation, as filed with the Delaware Secretary of State on October 10, 1997 *
3.6 Certificate of Amendment to Certificate of Incorporation, as filed with the Delaware Secretary of State on January 22, 1998 *
3.7 Certificate of Amendment to Certificate of Incorporation, as filed with the Delaware Secretary of State on April 15, 1998
3.8      By-laws *
10.1     Lease Agreement (Allendale - The Company's and BIC's facilities)
10.2 Lease Agreement Summary (Hong Kong BECL's and its subsidiaries, facilities) *
10.3     Lease Agreement Summary (Beijing)*
10.4     Lease Agreement Summary (Beijing)*
10.5     Lease Agreement Summary (Beijing)*
10.6     Lease Agreement Summary (Chongqing)*
10.7     Lease Agreement Summary (Shanghai)*
10.8     Lease Agreement Summary (Shenzhen)*
10.9     Lease Agreement Summary (Wuhan)*
10.10    Agreement with China National*
10.11    Agreement with Allied Signal*
10.12    Agreement with Huazheng for establishment of Brighton-STAQ*
21.1     Subsidiaries of the Registrant*

The financial statements of the Company, which are furnished herein (as an exhibit) as of December 31, 1999 and 1998 have been audited by BDO Seidman LLP, independent certified public accountants, as described in its report with respect thereto.

The following list sets forth a description of each of the Company's financial statements being filed as part of this Form 10-KSB.

                        BRIGHTON TECHNOLOGIES CORPORATION
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

      Consolidated Balance Sheets...................................... F - 2

      Consolidated Statements of Operations............................ F - 4

      Consolidated Statements of Stockholders' Deficiency.............. F - 5

      Consolidated Statements of Cash Flows............................ F - 6

      Notes to the Consolidated Financial Statements................... F - 7

      Report of Independent Certified Public Accountants............... F - 22


* Previously filed as an Exhibit to the Company's Registration Statement on Form 10-SB, and incorporated herein by reference.

b.       Reports on Form 8-K - Three Months Ended December 31, 1999 - None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            SEEDLING TECHNOLOGIES CORPORATION
                                            (Registrant)



                                            /s/ Douglas B. Spink
                                            --------------------
                                            Douglas B. Spink
                                            Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                     Title                           Date
     -----------                    -----                           -----
/s/ Douglas B. Spink          Chief Executive Officer           April 17, 2001
--------------------------
Douglas B. Spink


/s/ Paul R. Peterson           President/Director               April 17, 2001
--------------------------
Paul R. Peterson

                        BRIGHTON TECHNOLOGIES CORPORATION
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

Consolidated Balance Sheets...............................................F - 2

Consolidated Statements of Operations.....................................F - 4

Consolidated Statements of Stockholders' Deficiency.......................F - 5

Consolidated Statements of Cash Flows.....................................F - 6

Notes to the Consolidated Financial Statements............................F - 7

Report of Independent Certified Public Accountants........................F - 22


Brighton Technologies Corporation
Consolidated Balance Sheets
                                                                                                   December 31,
                                                                                                   -----------
                                                                                                1999           1998
                                                                                           ------------   --------------
ASSETS
Current assets:
  Cash and cash equivalents                                                                $    6,565     $     687,813
  Cash-restricted (Note 1)                                                                          -           250,230
  Refundable income taxes (Note 7)                                                                  -            48,000
  Accounts receivable (net of allowance for doubtful accounts
    of $272,000 in 1998                                                                             -         2,838,146
  Inventories (Note 1)                                                                                          232,488
  Prepaid expenses                                                                                              198,595
  Advances to customers (Note 8)                                                                              1,211,166
                                                                                           ----------------------------
      Total current assets                                                                      6,565         5,466,438
                                                                                           ----------------------------
Fixed assets: (Note 3)
  Furniture and equipment                                                                                       424,115
  Less: accumulated depreciation                                                                               (258,169)
                                                                                           ----------------------------
      Net fixed assets                                                                                          165,946
                                                                                           ----------------------------
Other assets:
  Investment in and advances to joint venture (Note 8)                                              -         1,997,324
  Deposits                                                                                                       22,351
                                                                                           ----------------------------
      Total other assets                                                                            -         2,019,675
                                                                                           ----------------------------
      Total assets                                                                         $    6,565     $   7,652,059
                                                                                           ============================

           See accompanying notes to consolidated financial statements


Brighton Technologies Corporation
Consolidated Balance Sheets (continued)
                                                                                                   December 31
                                                                                                   -----------
                                                                                                1999           1998
                                                                                           ------------   --------------
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
  Accounts payable                                                                         $   390,594    $   2,244,655
  Accrued expenses                                                                             444,923          548,266
  Accrued licensing costs                                                                            -          350,230
  Billings in excess of costs and accumulated gross profit on
    uncompleted contracts (Note 4)                                                                   -        1,648,894
  Payables to stockholders and related parties (Note 2)                                        300,471          182,040
  Customer deposits (Note 8)                                                                         -        2,222,044
  Deferred revenue                                                                                              286,690
  Note payable (Note 5)                                                                        150,000          150,000
  Taxes payable                                                                                      -           63,000
                                                                                           ----------------------------
      Total current liabilities                                                              1,285,988        7,695,819

Long-term liabilities
  Deferred taxes (Note 7)                                                                            -          456,000
                                                                                           ----------------------------
      Total long-term liabilities                                                                    -          456,000
                                                                                           ----------------------------

Commitments and contingencies (Note 8)
Stockholders' deficiency (Notes 1 and 6):
  Preferred stock, $.001 par value;
    authorized - 5,000,000 shares;
    issued - none
  Common stock, $.001 par value;
    authorized - 100,000,000 shares;
    issued - 4,637,729 and 4,553,379 shares
    at December 31, 1999 and 1998, respectively                                                  4,638            4,553
  Additional paid-in capital                                                                 3,787,654        3,488,808
  Accumulated deficit                                                                       (5,035,152)      (3,956,558)
  Shares held in escrow (Note 6)                                                               (36,563)         (36,563)
                                                                                           ----------------------------
      Net stockholders' deficiency                                                          (1,279,423)        (499,760)
                                                                                           ----------------------------
      Total liabilities and stockholders' deficiency                                       $     6,565    $   7,652,059
                                                                                           ============================

           See accompanying notes to consolidated financial statements

Brighton Technologies Corporation
Consolidated Statements of Operations

                                                                                       Year Ended
                                                                                       December 31,

                                                                                    1999         1998
                                                                                -----------  ------------
Revenues                                                                        $   736,541  $ 13,098,207
Cost of revenues                                                                    336,324    10,715,786
                                                                                -------------------------
  Gross profit                                                                      400,217     2,382,421
                                                                                -------------------------
Operating expenses:
  General and administrative                                                      1,444,179     2,187,375
  Selling and marketing                                                             216,974       736,400
  Depreciation and amortization                                                      22,127       112,183
  Provision for bad debt                                                                  -       457,917
  Foreign currency transaction gains                                                 (1,122)      (11,802)
                                                                                -------------------------
      Total operating expenses                                                    1,682,158     3,482,073
                                                                                -------------------------
      Loss from operations                                                       (1,281,941)   (1,099,652)
                                                                                -------------------------
Other income (expense):
  Interest expense and bank fees                                                    (22,872)     (153,087)
  Interest income                                                                     1,639        36,499
  Write-off of offering costs (Note 6)                                                    -      (582,685)
  Miscellaneous income (expense)                                                      1,549       (19,935)
  Impairment provision - joint venture (Note 9)                                  (1,954,082)            -
  Equity in loss of joint venture (Note 8)                                         (250,515)     (284,961)
  Gain on disposal of subsidiaries (Note 8)                                       2,427,638             -
                                                                                -------------------------
      Total other income (expense), net                                             203,347    (1,004,169)
                                                                                -------------------------
      Loss before income taxes                                                   (1,078,594)   (2,103,821)

Income taxes (benefit) (Note 7)                                                           -       (48,000)
                                                                                -------------------------
Net loss                                                                        $(1,078,594) $ (2,055,821)
                                                                                =========================
Net loss per common share (Note 1):
                      - basic                                                   $     (0.24) $      (0.49)
                                                                                =========================
                      - diluted                                                 $     (0.24) $      (0.49)
                                                                                =========================

Weighted average common shares outstanding:
                      - basic and diluted                                         4,584,062     4,162,834
                                                                                =========================

           See accompanying notes to consolidated financial statements

Brighton Technologies Corporation
Consolidated Statements of Stockholders' Equity (Deficiency)
For the Years Ended December 31, 1999 and 1998

                                                           Common Stock         Additional    Accumulated    Shares Held
                                                       Shares       Amount    Paid In Capital   Deficit       In Escrow     Total
                                                       ------       ------    ---------------   -------       ---------     -----
Balance as previously reported, December 31, 1997     3,495,333     $ 3,495     $ 1,907,396   $ (2,483,422)             $ (572,531)

Effects of adjustment (Note 6)                                                      582,685                                582,685
                                                   --------------------------------------------------------------------------------
Balance as restated, December 31, 1997                3,495,333       3,495       1,907,396     (1,900,737)          -      10,154

Sale of common stock                                    738,046         738       1,209,431                              1,210,169

Common stock issued in exchange for services             20,000          20          48,730                    (36,563)     12,187

Costs related to the sale of common stock                                          (121,449)                              (121,449)

Conversion of note payable and accrued interest
  into common stock                                     300,000         300         424,700                                425,000

Stock options issued below market value to employee                                  20,000                                 20,000

Net loss for the period                                                                         (2,055,821)             (2,055,821)
                                                   --------------------------------------------------------------------------------
Balance, December 31, 1998                            4,553,379       4,553       3,488,808     (3,956,558)    (36,563)   (499,760)

Sale of common stock                                     80,500          81          34,988                                 35,069

Stock option issued below market value to employee                                   45,000                                 45,000

Common stock issued in exchange for services              3,850           4          11,585                                 11,589

Effects of dilution of investment in joint venture                                  207,273                                207,273

Net loss for the period                                                                         (1,078,594)             (1,078,594)
                                                   --------------------------------------------------------------------------------
Balance, December 31, 1999                            4,637,729     $ 4,638   $ 3,787,654 $ (5,035,152)      (36,563) $ (1,279,423)
                                                   ================================================================================

           See accompanying notes to consolidated financial statements

Brighton Technologies Corporation
Consolidated Statements of Cash Flows

                                                                         Year Ended
                                                                         December 31,
                                                                         ------------
                                                                     1999           1998
                                                                ------------    ------------
Cash flows from operating activities:
  Net loss                                                      $ (1,078,594)   $ (2,055,821)

  Adjustments to reconcile net loss to net cash
   (used in) provided by operating activities:
     Gain on disposal of subsidiaries                             (2,427,628)              -
     Depreciation and amortization                                         -         150,938
     Impairment provision - joint venture                          1,954,082               -
     Equity in loss of joint venture                                 250,515         284,961
     Provision for bad debts                                               -         457,917
     Non-cash compensation expense                                    56,586          32,188
     Write-off of deferred offering costs                                  -         582,685

  Changes in operating assets and liabilities
   (net of effects of disposal of subsidiaries):
     Refundable income taxes                                          48,000         (48,000)
     Accounts receivable and advances to customers                                (1,500,828)
     Costs and accumulated gross profit in excess of billings
       on uncompleted contracts                                            -       2,001,521
     Inventories                                                                    (129,378)
     Prepaid expenses                                                      -         403,815
     Other current assets                                                  -           1,000
     Deposits                                                              -          (2,242)
     Accounts payable                                                362,291       1,409,001
     Accrued expenses                                                               (111,350)
     Billings in excess of costs and accumulated gross profit
       on uncompleted contracts                                                   (1,643,097)
     Accrued licensing costs                                                         (99,770)
     Deferred revenue                                                                194,931
     Customer deposits                                                                72,044
                                                                ----------------------------

Net cash (used in) provided by operating activities                 (834,748)            515
                                                                ----------------------------
Cash flows from investing activities:
  Decrease (increase) in restricted cash                                            (250,230)
  Investment in and advances to joint venture                                       (544,113)
  Acquisition of fixed assets                                                        (45,629)
                                                                ----------------------------

  Net cash used in investing activities                                    -        (839,972)
                                                                ----------------------------
Cash flows from financing activities:
  Sale of common stock, net of related costs                          35,069       1,088,720
  Repayment of note payable                                                -        (233,855)
  Advances from related parties                                      118,431         414,261
                                                                ----------------------------
  Net cash provided by financing activities                          153,500       1,269,126
                                                                ----------------------------

  Net (decrease) increase in cash and cash equivalents              (681,248)        429,669
  Cash and cash equivalents, at beginning of period                  687,813         258,144
                                                                ----------------------------
  Cash and cash equivalents, at end of period                   $      6,565    $    687,813
                                                                ============================
Supplemental cash flow information:
  Income taxes paid                                             $    (48,000)   $      1,566
                                                                ============================
  Interest paid                                                 $     23,000    $        851
                                                                ============================
Non-cash investing and financing activities:
  Conversion of note payable and accrued interest into
    common stock                                                $          -    $    425,000
                                                                ============================
Dilution of investment in joint venture                         $    207,273    $          -
                                                                ============================

           See accompanying notes to consolidated financial statements

                        Brighton Technologies Corporation

                   Notes to Consolidated Financial Statements

1.   Summary of Significant Accounting Policies

     Principles of consolidation and organization (see Note 10)

     The accompanying consolidated financial statements include the accounts of Brighton Technologies Corporation (the "Company") and its wholly owned subsidiaries, Brighton Industries Corporation ("BIC") (a United States operating company through July 14, 1999) and Brighton Electronics Corporation Limited ("BECL"), a Hong Kong operating company. The consolidated financial statements include all of the Company's subsidiaries and partnerships in which the Company has a controlling interest. Investments in companies over which the Company has influence but not a controlling interest are accounted for using the equity method. All inter company accounts and transactions are eliminated in consolidation.

     BIC was a Delaware Corporation, which principally conducted its business in the People's Republic of China ("PRC") through registered PRC offices. BIC acted as the purchaser and distributor of third party manufactured industrial, telecommunication and computer equipment for PRC customers. BIC had also entered into a long-term contract with China National Chemical Construction Chongqing Company ("China National") to provide assistance in the design and construction of a sodium bichromate production plant in the PRC. (See Notes 8 and 9).

     BECL is located in and incorporated in Hong Kong and is an investment and holding company for PRC entities. BECL's entities, which include three majority-owned subsidiaries (through July 14, 1999) and two joint ventures, are involved in the buying, selling and installation of computer, communications and industrial equipment. One of the joint ventures, the "Brighton-STAQ Electronic System Corporation" ("Brighton-STAQ") was formed to design, install and maintain a computer network for the trading of securities in the PRC. The Company accounts for its equity interest in Brighton-STAQ under the equity method of accounting as control was not held by the Company (see Note 8). Due to its common customers, the Company considers its operations to be centralized in one segment.

     As a result of the aforementioned sales of subsidiaries and impairment charges recognized on its Brighton-STAQ investment (see Note 8), the Company has no operations. As disclosed in Note 10, the Company and Seedling Technology Ventures, Inc. ("Seedling") have executed a Securities Exchange Agreement, which has resulted in the Seedling shareholders owning approximately 85% of the Company. Management may consider acquisitions of independent companies if market conditions allow.

                        Brighton Technologies Corporation

                   Notes to Consolidated Financial Statements

     Going Concern

     The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. During 1999, the Company experienced a significant reduction in its existing and anticipated business arising from customers in the PRC and the Pacific Rim. The Company has historically incurred significant losses, which have resulted in working capital and stockholders' deficiencies of $1,279,423 at December 31, 1999, which raise substantial doubt about the Company's ability to continue as a going concern.

     The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty (see Note 10).

     Sale of Subsidiaries

     On July 14, 1999, the Company sold BIC and Brighton Equipment Corporation ("BEC"), a wholly-owned subsidiary of BECL, to a stockholder for minimal consideration and the assumption of all liabilities arising from the operations of BEC and BIC.

     In connection with the sale of these subsidiaries, the Company recognized a non-cash gain of approximately $2.4 million, which represents the assumption of the subsidiaries net liabilities by the buyer. Under the terms of the sale, the acquiring entity assumes or retains any ongoing liabilities or service obligations. As such, there are no recorded liabilities related to these divested businesses at December 31, 1999. Due to similarities among the customers and operations of the Company, BIC and BEC, management does not consider BIC and BEC to constitute a discontinued operation or business segment for purposes of financial reporting. Accordingly, the Company's financial statements do not distinguish between continuing and discontinued operations.

     The following unaudited summarized proforma information for the year ended December 31, 1999 assumes that the sale of BIC and BEC occurred on January 1, 1998:

                                              Years Ended December 31,
                                            1999                      1998
--------------------------------------------------------------------------------
Net revenues                          $            -           $         -
Income (loss) from operations              1,103,000                (936,000)
Net income (loss)                         (1,127,000)                501,000
Income (loss) per share:
 Basic                                          0.25                    0.12
 Diluted                                        0.25                    0.12
--------------------------------------------------------------------------------

     In preparing the proforma information there were no proforma adjustments reflected, other than the exclusion of the BIC and BEC operating losses from January 1, 1998 through the disposal date and the effects of the gain on disposal, which is reflected in 1998.

                        Brighton Technologies Corporation

                   Notes to Consolidated Financial Statements

     The proforma results of operations information is not necessarily indicative of the results of operations that would have occurred had the disposal been consummated at the beginning of 1998 or of results of operations in future periods.

     Foreign Currencies

     For BECL subsidiaries and BIC branch offices, whose functional currency is the Hong Kong Dollar or the PRC Renminbi, balance sheet accounts are translated at exchange rates in effect at the end of the year and income statement accounts are translated at average exchange rates for the year. Translation adjustments were not material as of December 31, 1999 and 1998. For the majority of BIC transactions, revenues and costs are invoiced in United States dollars. Accordingly, the effects of foreign exchange transaction gains or losses are not material. The Company does not enter into foreign currency forward exchange contracts to hedge foreign currency exposures.

     Revenue Recognition

     The Company accounted for its long-term contract with China National on the percentage-of-completion method and income was recognized as work on contracts progress, but estimated losses on contracts in progressed were charged to operations immediately. The Company generally billed customers in accordance with contractual terms. At December 31, 1998, management estimated that the Company would, at a minimum, recover its outlay for expenses when the projects are completed. Accordingly, no loss provisions for such contracts were recorded during 1998 (see Note 8).

     For short-term contracts and projects, revenue is recognized on the accrual basis as goods are shipped and services are performed.

     Income Taxes

     The Company accounts for income taxes using the liability method, which requires an entity to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax basis of liabilities and assets using enacted tax rates in effect in years in which the differences are expected to reverse. Valuation allowances are established against deferred tax assets when management concludes that the realization of such deferred tax assets cannot be considered more likely than not.

     Income tax expense (benefit) is determined on a separate company basis and includes current Federal, foreign and state current and deferred taxes.

                        Brighton Technologies Corporation

                   Notes to Consolidated Financial Statements

     Cash Equivalents

     The Company considers all highly liquid debt instruments with a maturity of three months or less at the date of purchase to be cash equivalents.

     Restricted Cash

     Restricted cash consists of cash maintained in a demand account which was attached and restricted from operations as a result of a court order. (See
     Note 9)

     Concentration of Credit Risk

     The Company is potentially subject to a concentration of credit risk with respect to its trade receivables and advances to customers.

     The Company performs initial and ongoing credit evaluations of its customers and periodically reviews the collectibility of accounts receivable and advances to customers, although a significant portion of the Company's business is done on the basis of letters of credit or cash advances with a relatively limited number of customers. Accordingly, the Company provides an allowance for its estimate of accounts deemed to be uncollectible. Provision for bad debts for the years ended December 31, 1999 and 1998 amounted to approximately $0 and $458,000, respectively. During 1998 a receivable for $308,000 from a PRC customer was deemed to be uncollectible and was written off in full.

     Inventories

     Inventories consist of purchased goods used to fulfill signed sales contracts and purchase orders that remain undelivered at December 31, 1998 and are stated at the lower of cost or market using the specific identification method. There is no inventory at December 31, 1999.

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

                        Brighton Technologies Corporation

                   Notes to Consolidated Financial Statements

     Fixed Assets

     Fixed assets are carried at cost and are depreciated over the estimated useful lives of the related assets (generally 2 to 5 years) on a straight line basis. The cost of leasehold improvements is amortized over the lesser of the length of the related leases or the estimated useful lives of the assets. Assets purchased, but not utilized in operations, are not subject to depreciation. Expenditures for maintenance and repairs are charged to expense as incurred.

     Benefit Plans

     BIC has no pension or profit sharing plans. BECL has a defined contribution plan covering qualified participants. The amount of contributions for the years ended December 31, 1999 and 1998 were approximately $4,000 and $8,000, respectively.

     Long-Lived Assets

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-lived Assets to be Disposed of", the Company evaluates impairment losses on long-lived assets used in operations, primarily fixed assets and investments in joint ventures, when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets (see Note 8).

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from the estimates made. Management periodically evaluates estimates used in the preparation of the financial statements for continued reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation.

     Earnings (Loss) Per Share

     Basic loss per share excludes the dilutive effects of options and convertible securities, if any, and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period.

                        Brighton Technologies Corporation

                   Notes to Consolidated Financial Statements

     Potential common shares for the years ended December 31, 1999 and 1998, totaling 256,725 and 64,754, respectively, (comprised of options, warrants and convertible notes) were not included in the calculations of diluted loss per share since such effects would be antidilutive.

     Comprehensive Income

     In 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income". This standard established requirements for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is the total of net income and all other non-owner changes in equity. The objective of this statement is to report a measure of all changes in equity of a company that result from transactions and other economic events in the period other than transactions with owners. The Company adopted SFAS No. 130 during the first quarter of fiscal 1998, and has no material comprehensive income components to report in 1999 and 1998.

     Recent Accounting Pronouncement

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which is effective for financial statements for all fiscal quarters of all fiscal quarters beginning after June 15, 2000. SFAS No. 133 requires the recognition of all derivatives as either assets or liabilities in the Company's balance sheet and measurement of those instruments at fair value. To date, the Company has not entered into any derivative or hedging activities, and, as such does not expect that the adoption of SFAS No.133 will have a material effect on the Company's financial statements.

     Reclassifications

     Certain prior period amounts have been reclassified to conform with the current year presentation.

2.   Related Parties

     Receivables and Liabilities

     In order to meet its working capital requirements, the Company has periodically received funding from the Company's founder and majority stockholder and his family members. The

                        Brighton Technologies Corporation

                   Notes to Consolidated Financial Statements

     Company has also periodically made advances to or on behalf of the principals and officers of the Company. Such advances are unsecured and generally bear no stated interest rate or terms of repayment. As of December 31, 1997, amounts due from the Company's founder and majority stockholder and his family members aggregated $232,221. During 1998 and 1999, the Company's majority shareholder and family members advanced an aggregate of $414,261 and $118,431, respectively, to the Company, resulting in a balance due to of $300,471 and $182,040 at December 31, 1999 and 1998, respectively.

     General and Administrative Expenses

     Salaries and incentives expenses for the Stockholder and members of his family totaled approximately $22,000 and $118,000 for the years ended December 31, 1999 and 1998, respectively.

3.   Fixed Assets

     Fixed assets at December 31, 1998 are comprised of the following:

     Equipment                                                    $352,047
     Furniture and fixtures                                         30,561
     Leasehold improvements                                         18,027
     Vehicles                                                       23,480
     Less: Accumulated depreciation                               (258,169)
                                                               -------------
              Total                                               $165,946
                                                               =============

     As a result of the sale of subsidiaries, there are no significant fixed assets at December 31, 1999. The Company leases certain equipment which is accounted for as an operating lease (see Note 8).

4.   Long-Term Contracts

     At December 31, 1998, costs, estimated gross profit and billings on uncompleted long-term contracts of BIC were accounted for on the percentage of completion method. These amounts are included in the accompanying balance sheet under the following captions:

     Costs and accumulated gross profit in excess of
       billing on uncompleted contracts                       $        -

     Billings in excess of costs and accumulated gross
       profit on uncompleted contracts                         1,648,894
                                                              ----------
                                                              $1,648,894
                                                              ==========

     During 1998, a project related to the sale and installation of elevators at a hotel in China was halted as a result of insufficient funding by the owners of the hotel. As a result, the estimated net costs and accumulated gross profit in excess of billings on this uncompleted contract were written off,

                        Brighton Technologies Corporation

                   Notes to Consolidated Financial Statements

     resulting in a charge to the Company of approximately $358,000. This amount was included in cost of sales in the consolidated statement of operations for the year ended December 31, 1998.

5.   Note Payable

     During January 1996, BECL entered into a convertible demand note agreement with a third party, with interest at 5% per annum. The note was convertible into Company common stock at prevailing market values. The note, including accrued interest and principal, had a balance of $620,101 as of December 31, 1997. During June 1998, the Company settled the note, including accrued interest, for $248,000 in cash and 300,000 shares of common stock (valued at $425,000).

     On February 25, 1997, the Company entered into an agreement with a consulting firm for business advisory services. Pursuant to that agreement, the Company paid the consulting firm $25,000 and issued a one-year note for $150,000. The note which became due on February 24, 1998, is unsecured, with interest, at 10% per annum, to accrue until the due date and is convertible at the option of the Company into a maximum 225,000 shares of common stock. On February 25, 1998, the note became payable upon demand, including principal and interest at 12% per annum. The $150,000 is outstanding at December 31, 1999 and the Company contemplates negotiating a settlement of this obligation and the related payment terms.

6.   Stockholders' Equity (see Note 10)

     Private Placements

     During the year ended December 31, 1998, the Company sold 738,046 shares of common stock in private sales for aggregate proceeds of $1,210,169. Costs directly related to the completion of these offerings amounted to $121,449 and were charged directly to additional paid-in capital in 1998.

     During the year ended December 31, 1999, the Company sold 80,500 shares of common stock in private sales for aggregate proceeds of $35,069.

     Stock Issued for Services

     In December 1998, the Company entered into an agreement with a consulting firm for business advisory services in return for the issuance of 20,000 shares of common stock to the firm. The values ascribed to the shares were based on the fair market value of the Company's stock on the agreement date. Pursuant to the terms of the agreement, 15,000 shares were deposited in escrow subject to the receipt of an investment of $1,000,000 (net) to the Company, which has not yet occurred.

                        Brighton Technologies Corporation

                   Notes to Consolidated Financial Statements

     Preferred Stock

     The Company has 5,000,000 authorized shares of preferred stock, none of which have been issued as of December 31, 1999. The Company's Board of Directors reserves the right to determine the rights, preferences and privileges of the preferred stock.

     Stock Options

     During 1997, the Company entered into a letter of agreement with a public relations firm to provide corporate and investor relations. In conjunction therewith, the Company issued the public relations firm a three year stock option to purchase 8,334 shares of common stock with an exercise price of $7.50 per share, which was the fair market value on the date of the grant. The fair value of this stock option grant of approximately $24,000, was charged to operations in 1997. No options have been exercised as of December 31, 1999.

     In July 1998, the Company entered into an employment agreement with its Chief Financial Officer which provides for a grant of 130,000 stock options based on 50% of base compensation pursuant to which the Company's common stock may be purchased at a 50% discount from the fair market value at the date of grant. The Company recognized $20,000 and $45,000 of expense with respect to the intrinsic value of these stock options during the years ended December 31, 1998 and 1999, respectively. No stock options have been granted or exercised as of December 31, 1999.

     At December 31, 1999, the Company granted or committed a total of 138,334 options which have not been exercised. The weighted average price of the options granted or committed is $0.64. The proforma effects of adopting the accounting provisions of Statement of Accounting Standard No. 123 "Accounting for Stock-based Compensation" are not material.

     Reserved Shares

     At December 31, 1999 the Company had reserved approximately 160,000 common shares for issuance under terms of various options, warrants and service agreements.

     Offering Costs -Restatement

     In 1998, the Company adjusted opening retained earnings (as previously reported) for $582,685 of capitalized offering costs arising from a contemplated equity offering that was not consummated in 1998. Such amounts were previously expensed in the Company's year ended December 31, 1997 and, as a result of the restatement, the charge is recorded in the 1998 statement of operations.

                        Brighton Technologies Corporation

                   Notes to Consolidated Financial Statements

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

7.   Income Taxes

     Loss before income taxes consisted of the following:

                                                                                        Year Ended December 31,
                                                                         ---------------------------------------------
                                                                                         1999                   1998
                                                                         ---------------------- ----------------------
    Domestic                                                                   $      743,048            $(1,344,342)
    Foreign (primarily Hong Kong)                                                  (1,821,642)              (759,479)
                                                                         ---------------------- ----------------------
          Total                                                                $   (1,078,594)           $(2,103,821)
                                                                         ====================== ======================


     The provisions (benefit) for income taxes is as follows:
     Current tax expense (benefit):
         Federal                                                               $            -            $             -
         State                                                                              -
         Foreign (primarily Hong Kong)                                                      -                (48,000)
                                                                         ---------------------- ----------------------
          Total current                                                        $            -            $   (48,000)
                                                                         ---------------------- ----------------------

     Deferred tax expense (benefit)
         Federal                                                               $            -            $             -
         State                                                                              -                      -
                                                                         ---------------------- ----------------------
          Total deferred                                                                    -                      -
                                                                         ---------------------- ----------------------
     Total income tax provision (benefit)
                                                                                $                        $   (48,000)         -
                                                                         ====================== ======================
     Significant components of the Company's deferred tax assets and liabilities at December 31 are as follows:

                                                                                         Year Ended December 31,
                                                                                         1999                   1998
                                                                         ---------------------- ----------------------
    Non-deductible allowances against trade receivables                         $           -            $   109,000
    Impairment - joint venture                                                        322,000                      -
    Non-deductible accrual                                                                  -                140,000
    Tax benefit of U.S. and foreign operating loss carry forwards                     170,000              1,300,000
                                                                         ---------------------- ----------------------
    Gross deferred tax assets                                                         492,000              1,549,000
    Deferred tax assets valuation allowance                                          (492,000)            (1,549,000)
                                                                         ---------------------- ----------------------
    Total deferred tax assets                                                               -                      -
    Cash to accrual differences                                                             -                456,000
                                                                         ---------------------- ----------------------
    Total deferred tax liabilities                                              $           -            $   456,000
                                                                         ====================== ======================

                        Brighton Technologies Corporation

                   Notes to Consolidated Financial Statements

     The Company's income tax provision (benefit) differed from the amount of income tax, determined by applying the applicable statutory U.S. federal income tax rate to pretax loss, as a result of the effects of foreign source income and losses, non taxable gains and losses and valuation allowances established against deferred tax assets in 1999 and 1998. The 1998 benefit includes a Hong Kong subsidiary's tax refund.

     The statutory tax rates in the United States (including applicable net state rates), Hong Kong and the PRC are 40%, 16.5% and 33%, respectively. At December 31, 1998 the Company has established a valuation allowance on the deferred tax assets related to its domestic net operating loss and the foreign net operating loss carry forwards. Reductions in the valuation allowance will be or have been recorded when, in the opinion of management, the Company's ability to generate taxable income in the future is considered more likely than not.

     At December 31, 1999, the net operating loss for U.S. purposes is not available to the Company given the terms of the sale of BIC; in addition the Company has net operating loss carry-forwards for Hong Kong tax purposes of approximately $1,026,000, which can be carried forward indefinitely. There are no tax holidays, exemptions and incentives afforded to the Company for its off-shore operations.

8.   Commitments and Contingencies

     Operating Leases

     The Company and its subsidiaries lease administrative office space and equipment under operating leases which expire prior to the end of 2001. Total future minimum lease payments as of December 31, 1999 are:

              2000                                                 $131,527
              2001                                                   53,560

                                                       ----------------------
              Total minimum lease payment                          $185,087
                                                       ======================

     Rent expense and related costs for 1999 and 1998 were approximately $146,000 and $338,000, respectively.

                        Brighton Technologies Corporation

                   Notes to Consolidated Financial Statements

     Legal Matters

     The Company is either a plaintiff or a defendant in several pending legal matters or threatened claims. In the opinion of management, the final resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

     Due to a delay in the China National project, a dispute had arisen with the supplier of technological services, Allied-Signal Corporation, ("Allied") regarding the contractual value of services provided. As a result of the dispute and in accordance with the terms of the agreement with Allied, an arbitration hearing was scheduled. In October 1999, the Company settled the pending arbitration with Allied. The dispute was settled prior the arbitration hearing, preventing both parties from initiating arbitration in the future.

     The amount of the settlement between the Company and Allied totaled $350,000, of which $250,000 has been paid through December 31, 1999 with the balance due on October 1, 2000. Such amount was charged against previously established accrued liabilities. The Company also provided Allied Signal with a confession of judgement in the amount of $750,000 to only be filed in the event the Company defaults under the settlement agreement.

     China National Project

     The original turn-key contract between BIC and China National for the engineering design and implementation for a sodium bichromate production plant was expected to generate total revenues of $11,000,000 for the Company. For the years ended December 31, 1999 and 1998, the Company recognized no revenue under this contract. The Company recorded cumulative aggregate revenues of $6,798,000 through December 31, 1997 under this contract or approximately 62% of the contract's total expected revenues.

     As an accommodation to China National for excess funds held by the Company, the Company had periodically loaned funds to China National. These loans did not bear interest and did not stipulate repayment dates. As of December 31, 1998, the Company had advanced $1,181,513 to China National, which is included in advances to customers in the consolidated balance sheets In addition, a deposit payable to China National of $2,150,000 was outstanding at December 31, 1998, which is included in customer deposits.

     In connection with the sale of BIC 1999 (see Note 1), the Company is no longer contractually obligated to China National. The buyer of BIC has assumed all amounts due to and from China National as well as performance of related service obligations.

                        Brighton Technologies Corporation

                   Notes to Consolidated Financial Statements

     Brighton-STAQ Joint Venture

     As of December 31, 1999, the Company had invested approximately $1,954,000 in the Brighton-STAQ joint venture. The Company accounts for its investment in Brighton-STAQ under the equity method of accounting. In April 1999,
     Brighton-STAQ entered into a new agreement with a new joint venture partner, The Masses Mail Order Limited of China ("The Masses") in the PRC. The new agreement calls for The Masses to invest a total of $4,800,000, with an initial investment of $1,800,000 to own 53% of the equity in the joint venture, and a second investment of $3,000,000 to own a total of 75% in the joint venture. In July 1999, the Masses provided the initial investment of $1,800,000 and the Company's ownership of equity was reduced to 47%. The Company has increased additional paid in capital by approximately $207,000 in 1999 related to the reduction in the Company's allocable portion of the Brighton-STAQ deficit, arising from The Masses investment.

     The Masses have delayed disbursement of the $3,000,000 balance until certain conditions and regulatory investigations of the STAQ Exchange are complete.

     Due to uncertainties regarding the continued existence and viability of the Brighton-STAQ project arising from (1) an inability to obtain financing from its partners, (2) the outcome of a regulatory investigation into the STAQ exchange, (3) the Company's investment in Brighton-STAQ is comprised of dated technology and (4) a lack of progress over an extended period of time in commencing Brighton-STAQ's operations; management concluded that their investment in Brighton-STAQ is impaired on other than a temporary basis. As such, the Company recognized an impairment charge of approximately $1.954 million to reduce the carrying value of their investment to its fair value ($-0-) at December 31, 1999.

     Summarized financial information (exclusive of the impairment charge) for this joint venture is as follows:

                                                 December 31,
                                         1999                   1998
                               ---------------------- ---------------------
    Total assets                        $ 3,333,000            $ 2,075,000

    Total liabilities                   $   966,000            $ 1,131,000

                                            Years Ended December 31,
                                         1999                   1998
                               ---------------------- ---------------------
    Net revenues                        $         -            $         -

    Net loss                            $  (380,000)           $  (320,000)

                        Brighton Technologies Corporation

                   Notes to Consolidated Financial Statements

     Letters of Credit

     At December 31, 1998, the Company had issued irrevocable letters of credit of $711,216, representing contingent commitments on equipment purchases. All the 1998 letters of credit have been closed out. At December 31, 1999 the Company had no outstanding letters of credit.

9.   Segment Information and Concentrations

     Segment Information

     The Company operates in one business segment: the buying, selling and installation of computer, communications and industrial equipment. The Company acts as an intermediary, purchasing such products from sources in the United States and selling such products to customers in the PRC. The Company operates through offices in the United States, Hong Kong and the PRC.

     During the year ended December 31, 1999, the only customer that accounted for more that 10% of total revenues was China National, which accounted for 35% of total revenues (see Note 9). During the year ended December 31, 1998, three customers accounted for 49% of the total revenues, consisting of 23%, 14% and 12%, respectively.

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

                        Brighton Technologies Corporation

                   Notes to Consolidated Financial Statements

     During the year ended December 31, 1999, revenues from United States-based operations were $214,312 or 29% of total revenues, and revenues from Far
     East-based operations were $522,229 or 71% of total revenues. During the year ended December 31, 1998, revenues from United States-based operations were $8,984,820 or 69% of total revenues, and revenues from Far East-based operations were $4,113,387 or 31% of total revenues. At December 31, 1998 $85,732 and $338,383 of the Company's long lived assets originate in the United States and the PRC (which includes Hong Kong). At December 31, 1999 its assets were in the United States and PRC.

10.  Subsequent Events

     Acquisition:
     On February 20, 2001 the Company completed a Securities Exchange Agreement ("Agreement") with the shareholders of Seedling Technology Ventures, Inc. ("Seedling") in which the Company acquired all of the issued and outstanding shares of Seedling. In connection with the Agreement, the Company issued 40,968,051 common shares to Seedling shareholders. As a result, the Seedling shareholders own approximately 85% of the Company's common stock. The acquisition will be accounted for as a "reverse acquisition" using the purchase method.

     Common Stock:
     Through August 10, 2000 the Company raised $406,205 of capital through the issuance of 957,000 shares of common stock; costs directly related to the completion of these offerings amounted to $74,877. The Company used these proceeds to pay outstanding balances due to vendors and outside professionals. In addition 395,000 common shares were issued in lieu of payments on liabilities for services rendered.

               Report of Independent Certified Public Accountants

To the Board of Directors and Stockholders
Brighton Technologies Corporation

We have audited the accompanying consolidated balance sheets of Brighton Technologies Corporation as of December 31, 1999 and 1998, and the related statements of operations, stockholders' equity (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brighton Technologies Corporation as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency at December 31, 1999 that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1 to the consolidated financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ BDO Seidman, LLP

BDO Seidman, LLP
Woodbridge, New Jersey

August 10, 2000 (February 20, 2001 as to the first paragraph of Note 10)