Form 10QSB
period 2001-03-31
SEEDLING TECHNOLOGIES CORP
filed 2001-05-24
CIK 1029140

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Quarter Period Ended
March 31, 2001                                       Commission File No. 0-24903


                        SEEDLING TECHNOLOGIES CORPORATION
                        ---------------------------------
             (Exact name of Registrant as specified in its Charter)

             Delaware                                    87-046052
             --------                                    ---------
    (State or jurisdiction of                           (IRS Employer
  incorporation or organization)                     Identification No.)

519 SW Third Avenue, Suite 805, Portland, Oregon            97204
--------------------------------------------------          -----
(Address of Principal Executive Office)                   (Zip Code)

Registrant's telephone number, including area code:    (800) 893-8894
---------------------------------------------------    --------------

Former name, former address and former fiscal year,
if changed since last report:  N/A
--------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [ ] No [X]


As of May 22, 2001, there were 49,982,826 shares of Common Stock, $.001 par value outstanding.

================================================================================

                         PART I - FINANCIAL INFORMATION

Item 1:    Financial Statements

                        SEEDLING TECHNOLOGIES CORPORATION

                                      INDEX

         Condensed Consolidated Balance Sheets, as of March 31,              3
           2001 (unaudited) and December 31, 2000 (unaudited)

         Condensed Consolidated Statement of Operations For the              4
           three months ended March 31, 2001 (unaudited) and March 31, 2000 (unaudited)

         Condensed Consolidated Statement of Cash Flows For the              5
           three months ended March 31, 2001 (unaudited) and March 31, 2000 (unaudited)

         Condensed Consolidated Statement of Stockholder's Equity            6
           For the three months ended March 31, 2001 (unaudited)

         Notes to the Condensed Consolidated Financial Statements            7

SEEDLING TECHNOLOGIES CORPORATION
Condensed Consolidated Balance Sheets (Unaudited)
                                                                                         March 31,             December 31,
                                                                                            2001                   2000
                                                                                     -------------------    -------------------
Assets
Current assets:
       Cash and Cash Equivalents                                                              $ 277,090                  $ 740
       Accounts Receivable, net                                                                  35,042                      -
       Short-term Notes Receivable                                                              128,400                115,763
       Prepaid Taxes                                                                             86,321                      -
       Prepaid expenses and other current assets                                                160,794                 11,617
                                                                                     -------------------    -------------------
                      Total current assets                                                      687,647                128,120

Property & Equipment, net                                                                       322,506                      -
Investments                                                                                      93,876                      -
Goodwill, net                                                                                   388,701                      -
                                                                                     -------------------    -------------------
                      Total Assets                                                           $1,492,730              $ 128,120
                                                                                     ===================    ===================

Liabilities and Stockholders Deficit
Current liabilities:
       Accounts payable                                                                       1,122,224                569,001
       Notes Payable                                                                              9,130                      -
       Accrued payroll and related benefits                                                     470,648                160,960
       Accrued Interest Payable                                                                  48,000                 48,000
       Other Current Liabilities                                                                 45,968                 43,455
       Current maturities of long-term debt                                                     155,941
                                                                                     -------------------    -------------------
                      Total current liabilities                                               1,851,911                821,416
                                                                                     -------------------    -------------------

Obligations under capital leases, net of current portion                                          4,688                      -
Long-term debt, net of current portion                                                          150,000                150,000
Minority Interest                                                                                (8,881)                     -
                                                                                     -------------------    -------------------
                                                                                                145,807                150,000
                                                                                     -------------------    -------------------
                      Total liabilities                                                       1,997,718                971,416
                                                                                     -------------------    -------------------

Stockholders' Deficit
       Preferred stock, $.001 par value; 5,000,000 authorized, no
          shares issued and outstanding                                                               -                      -
       Common stock, $.001 par value; 100,000,000 shares authorized,
           49,982,826 and  6,876,779 shares issued and outstanding
          at March 31, 2001 and 2000 respectively                                                49,983                  6,885
       Additional paid in capital                                                             1,637,722              4,733,394
       Treasury Stock                                                                          (320,847)                     -
       Stock in Escrow                                                                          (36,563)               (36,563)
       Subscriptions (Receivable) Deposits                                                     (419,000)               129,244
       Accumulated deficit                                                                   (1,416,283)            (5,676,256)
                                                                                     -------------------    -------------------
                      Total stockholders' deficit                                              (504,988)              (843,296)
                                                                                     -------------------    -------------------
                      Total liabilities and stockholders deficit                             $1,492,730              $ 128,120
                                                                                     ===================    ===================

See accompanying notes to financial statements.

SEEDLING TECHNOLOGIES CORPORATION
Condensed Consolidated Statement of Operations (Unaudited)

                                                                                             Three Months Ended
                                                                                        2001                   2000
                                                                                ---------------------  ----------------------
Revenues
     Service Income                                                                         $ 39,892                     $ -
     Gains from sale of Investment Assets                                                    354,056                       -
                                                                                ---------------------  ----------------------
             Total revenue                                                                   393,948                       -

Cost of Service                                                                               63,147                       -
                                                                                ---------------------  ----------------------
             Gross Profit                                                                    330,801                       -

Expenses:
     Operations                                                                               48,619                       -
     General and administrative                                                              374,821                 254,548
     Selling and Marketing                                                                    22,405                       -
     Depreciation and amortization expense                                                    22,176                       -
                                                                                ---------------------  ----------------------
             Total expenses                                                                  468,021                 254,548
                                                                                ---------------------  ----------------------
             Loss from operations                                                           (137,220)               (254,548)

     Other Income (expense)
        Interest Income                                                                          844                       -
        Interest Expense                                                                        (605)                      -
        Other Expense                                                                        (77,323)                      -
        Other Income                                                                           1,947                       -
        Minority Interest in Net Loss                                                          1,690                       -
                                                                                ---------------------  ----------------------
Loss before income taxes                                                                    (210,667)               (254,548)

     Provision for income taxes                                                                    -                       -
                                                                                ---------------------  ----------------------
Net loss attributable to common stockholders                                              $ (210,667)             $ (254,548)

Other Comprehensive Income (loss)
     Unrealized gains (losses) on securities                                                 (31,757)               $ 22,900
     Foreign Currency Translation Adjustments                                                  4,521                       -
                                                                                ---------------------  ----------------------
                                                                                          $ (237,903)             $ (231,648)
                                                                                =====================  ======================

Basic and diluted loss per share                                                              $(0.01)                $ (0.05)
                                                                                ---------------------  ----------------------

Weighted-average common shares outstanding                                                28,424,193               4,637,729
                                                                                =====================  ======================

     See accompanying notes to financial statements.

SEEDLING TECHNOLOGIES CORPORATION
Statements of Cash Flows (Unaudited)
                                                                                            Three Months ended
                                                                                     March 31,             March 31,
                                                                                        2001                 2000
                                                                                 -------------------  --------------------
Cash flows from operating activities:
       Net Loss                                                                          $ (237,903)           $ (231,648)
       Adjustments to reconcile net loss to net cash used in
        operating activities
              Depreciation and amortization                                                  22,176                     -
              Minority Interest                                                              (8,881)
       Changes in operating assets and liabilities net of effects from purchase of Subsidiaries
              Accounts Receivable                                                               247                     -
              Short term Notes Receivable                                                    25,036                     -
              Prepaid and other assets                                                      (28,879)                    -
              Accounts payable and accrued liabilities                                      (55,145)                  (80)
              Notes Payable                                                                 (27,813)                    -
              Compensation and employee benefits                                            (33,083)              252,517
              Other liabilities                                                               4,245               179,691
                                                                                 -------------------  --------------------
                    Net cash provided (used) in operating activities                       (340,000)              200,480
                                                                                 -------------------  --------------------

Cash flows from investing activities:
       Investments - available for sale                                                      (4,699)             (202,829)
       Payment  for acquisitions of subsidiaries, net of cash received                     (123,570)                    -
       Purchase of property and equipment                                                    (2,298)                    -
                                                                                 -------------------  --------------------
                    Net cash provided (used) in investing activities                       (130,567)             (202,829)
                                                                                 -------------------  --------------------

Cash flow from financing activities:
       Proceeds from issuance of common stock net                                         1,589,538               137,000
       Repayment of long-term debt and capital leases                                      (162,809)                    -
       Acquisition of treasury Stock                                                       (320,847)                    -
       Subscriptions Receivable                                                            (358,965)                    -
                                                                                 -------------------  --------------------
                    Net cash provided by financing activities                               746,917               137,000
                                                                                 -------------------  --------------------

Net increase in cash                                                                        276,350               134,651
Cash and Cash Equivalents beginning of period                                                   740                 6,565
                                                                                 -------------------  --------------------
Cash and Cash Equivalents ending of period                                                $ 277,090             $ 141,216
                                                                                 ===================  ====================

See accompanying notes to financial statements.

SEEDLING TECHNOLOGIES CORPORATION
Consolidated Statement of Stockholders' Deficit (Unaudited)


                                        Period from December 31, 2000 to March 31, 2001


                                             Common     Additional     Retained     Treasury    Subscription  Stock In
                               Shares        stock     Paid-in Capital Earnings      Stock       Receivable    escrow       Total
                              ----------     --------  --------------- ----------  ---------    -----------  ----------   ----------
Predecessor Balance
 at December 31, 2000          6,876,779       6,877      493,379     (1,178,380)         -                                (678,124)

Sale of Common Stock           1,182,874       1,183      235,392                                 (49,922)                  186,653
Issuance of common
 stock for acquisitions          124,163         124      307,832                                                           307,956
                              ----------     --------   ----------     ----------  ---------    ----------   ---------   ----------
Balance at February 24, 2001   8,183,816       8,184    1,036,603     (1,178,380)         -       (49,922)                 (183,515)

Effect of reverse acquisition   (261,519)       (261)    (927,316)                               (369,078)    (36,563)   (1,333,218)

Issuance of shares in
 connection with the
 acquisition of Seedling
 Technology Ventures          40,968,867      40,968      710,780                                                           751,748

Sale of Common Stock           1,091,662       1,092      817,655                  (320,847)                                497,900
Net loss                                                                (237,903)         -                         -      (237,903)
                              ----------     --------   ----------    ----------  ---------    ----------   ---------    ----------
Balance at March 31, 2001     49,982,826     $ 49,983   $1,637,722    (1,416,283) $(320,847)   $ (419,000)  $ (36,563)   $ (504,989)
                              ==========     ========   ==========    ==========  =========    ==========   =========    ==========

See accompanying notes to financial statements.

SEEDLING TECHNOLOGIES CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company

Seedling Technologies Corporation (Seedling or the Company) has traditionally operated in the buying, selling and installation of computer, communications and industrial networks, predominantly in the People's Republic of China (PRC) though offices in the United States, Hong Kong and the PRC. On February 20, 2001 the Company completed a Securities Exchange Agreement ("Agreement") with the shareholders of Seedling Technology Ventures, Inc., ("Ventures") an Oregon Corporation incorporated in June 1999 in which Seedling acquired all of the issued and outstanding shares of Ventures. In connection with the Agreement, Seedling issued 40,968,051 common shares to Venture's shareholders representing approximately 85% of Brighton's common stock and common stock equivalents. For accounting purposes, Ventures is the deemed accounting acquirer, and its acquisition has been accounted for under the purchase method of accounting.

Seedling and its consolidated subsidiaries develop and operate technology companies and projects. Seedling identifies technology projects and acts as a catalyst for them to grow and prosper. Our client projects take various courses, from consulting engagements through outright acquisition of companies.

Seedling's consultative projects assist our client companies in preparations for fundraising, structuring their balance sheets, perfecting their technology plans, choosing appropriate business paths, and assisting them in creating liquidity and revenues. Seedling also assists select clients in raising funds from private and institutional sources. We only assist projects in gaining funding when we believe these projects are well positioned for growth and profitability.

Seedling also will acquire a project, where our analysis of the strategic value of the project and available cash resources provide an opportunity to maximize the value of the project. Seedling expects to make additional acquisitions as market conditions allow. Often upon completion of an acquisition, the new subsidiary requires an immediate capital infusion. In these instances, Seedling either provides the capital, or seeks outside funding sources. In the event Seedling itself provides that cash, it may be structured either as paid-in capital or short-term bridge debt for the subsidiary. As wholly owned subsidiaries develop we may utilize these as a platform for additional acquisitions in related markets, or sell them to other parties engaged in complimentary businesses. The Company's strategy also envisions and promotes opportunities for synergistic business relationships among its companies.

Significant Accounting Policies

Principles of consolidation and organization

The accompanying consolidated financial statements include the accounts of Seedling its wholly-owned subsidiaries, Brighton Electronics Corporation Limited ("BECL"), a Hong Kong company BAA SouthernPlanet ("SouthernPlanet"), and its majority-owned subsidiary, e-Ference, Inc. The consolidated financial statements include all of Seedling's subsidiaries and partnerships in which the Company has a controlling interest. Investments in companies over which the Company has influence but not a controlling interest are accounted for using the equity method. All inter company accounts and transactions are eliminated in consolidation.

BECL is located in and incorporated in Hong Kong and is an investment and holding company for PRC entities. BECL's entities, which include two joint ventures, are involved in the buying, selling and installation of computer, communications and industrial equipment. The Company accounts for its equity interest in Brighton - STAQ under the equity method of accounting as control was not held by the Company.

BAA SouthernPlanet, a Delaware corporation, was acquired by Seedling in a stock merger that was effective January 31, 2001. The company's principal operations are in Latin America where it operates SouthernPlanet, LTD, a Chilean Company. SouthernPlanet is a technology integrator that provides comprehensive, integrated network and Internet solutions to businesses in Latin America (primarily Chile) with services focused on the small and medium-sized business market. SouthernPlanet offers infrastructure services that produce reoccurring, contracted revenue streams and aims to capitalize on the rapid expansion of Internet growth in Latin America, where Internet penetration is still relatively low while efficiency needs driving businesses to the Internet are high.

On March 1, 2001 Seedling Technology Ventures, Inc. acquired a 70% interest in e-Ference, Inc., a software development company based in Oregon. E-ference's primary product is LANscaperTM, a computer network-mapping tool. LANscaperTM produces a dynamically updating, automatically-generated map of a particular subnet, which places the entire network topology at the administrator's fingertips.

Basis of Presentation

The unaudited condensed consolidated interim financial statements reflect all adjustments (which include only normal, recurring adjustments), which are, in the opinion of management, necessary to state fairly the results for the periods presented. The results for the three months ended March 31, 2001 are not necessarily indicative of the results expected for the full fiscal year or for any future period. The unaudited historical financial statements included herein have been prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of the Company's results of operations, financial position and cash flows. These financial statements should be read in conjunction with the consolidated financial statements and related note included in the Company's Annual Report on Form 10-KSB for the years ended December 31, 1999 and 1998.

Use of Estimates and Assumptions

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Foreign Currencies

For BECL subsidiaries, whose functional currency is the Hong Kong Dollar or the PRC Renminbi, and for BAA SouthernPlanet subsidiaries whose functional currency is the Chilean Peso, balance sheet accounts are translated at exchange rates in effect at the end of the year and income statement accounts are translated at average exchange rates for the year. The Company does not enter into foreign currency forward exchange contracts to hedge foreign currency exposures.

Cash Equivalents

Seedling considers all highly liquid debt instruments with maturity of three months or less at the date of purchase to be cash equivalents

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the respective assets or the term of the lease, if shorter. Estimated useful lives of furniture and equipment range from three to five years. When assets are sold or otherwise retired, the cost and related accumulated depreciation are removed from the accounts, and the resulting gain or loss is included in operations.

Revenue Recognition

Seedling generates revenue from fees for professional services and from the realization of investments made in other companies. Seedling bills for its services on a fixed-fee basis on completion of the project. Contingent fee arrangements are based on the capital or loan raises effected by Seedling on behalf of it's clients, and revenue is recognized when a fee is earned based on the completion of the fund raising round for a client, and the amount of revenue is reasonably estimable.

Revenue also consists of monthly fees for Internet connection, server hosting, systems administration, application rentals, and web-site management services. Revenue for these services (other than installation fees) is generally billed and recognized monthly as service is provided, over the term of the contract, generally one to three years, based on actual usage. Installation fees are typically recognized at the time the installation occurs.

Income Taxes

Seedling utilizes the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is recorded to adjust net deferred tax assets to the amount which management believes will more likely than not be recoverable. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Concentration of Credit Risk

Financial instruments that subject Seedling to concentrations of credit risk consist primarily of notes receivable under contracts from customers. The Company's clients are primarily technology companies. Concentrations of credit risk with respect to receivables are limited due to Seedling's credit evaluation policy and the nature of its clients. Historically, the Company has not required collateral or incurred significant credit related losses. Seedling maintains its cash accounts primarily with one bank. The total cash balances are insured by the F.D.I.C.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheets for cash, notes receivable, accounts receivables and accounts payable, approximate fair value due to the short-term nature of these instruments. The market interest rates, which the company could obtain on notes payable and long-term debt, are not readily determinable.

Investments

Marketable securities held by Seedling, which meet the criteria for classification as available-for-sale, are carried at fair value, net of market discount to reflect any restrictions on transferability. Unrealized holding gains and losses on securities classified as available-for-sale are carried as a component of accumulated other comprehensive loss in stockholders' deficit.

Other investments in which the Company's interest is less than 20% and which are not classified as available-for-sale securities are carried at the lower of cost or net realizable value unless it is determined that Seedling exercises significant influence over the investee company, in which case the equity method of accounting is used.

Seedling assesses the need to record impairment losses on investments and records such losses when the impairment of an investment is determined to be more than temporary in nature.

Stock-Based Compensation

The Company accounts for stock compensation to employees under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB
25). Compensation related to stock options is the difference between the grant price and the fair market value of the underlying common shares at the grant date. Generally, Seedling issues options to employees with a grant price equal to or greater than the market value of the common stock on the grant date. Accordingly, no compensation expense has been recognized related to stock option plans.

Goodwill and Other Intangibles

Goodwill represent the excess of the purchase price of acquired companies over the estimated fair value of the tangible and intangible net assets acquired. Goodwill and other intangible assets are being amortized on a straight-line basis principally over the periods expected to be benefited, ranging from two to five years.

Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. Recoverability of assets to be held is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Earnings (Loss) Per Share

Basic loss per share excludes the dilutive effects of options and convertible securities, if any, and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. For the periods reported, there were no differences between basic and diluted earnings per share.

Comprehensive Income

Components of comprehensive income include net earnings (loss), foreign currency translation adjustments, unrealized gains and losses on available-for-sale securities, changes in minimum pension liability, and any other items, which are recorded directly against equity. The company reports comprehensive income in the Consolidated Statements of Stockholders Deficit.

Segment Reporting

Seedling has adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS" 131"). SFAS 131 supersedes SFAS 14, Financial Reporting for Segments of a
Business Enterprise, replacing the "industry segment" approach with the "management" approach. The management approach designates the internal reporting that is used by management for making operating decisions and assessing the performance as the source of Seedling's reportable segments. The adoption of SFAS 131 did not have an impact for the reporting and display of segment information as Seedling operates in one business segment.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which is effective for financial statements for all fiscal quarters of all fiscal quarters beginning after June 15, 2000. SFAS No. 133 requires the recognition of all derivatives as either assets or liabilities in the Company's balance sheet and measurement of those instruments at fair value. To date, Seedling has not entered into any derivative or hedging activities, and, as such does not expect that the adoption of SFAS No. 133 did not have a material effect on the Company's financial statements.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition ("SAB 101") that broadly addresses how companies report revenues in their financial statements. The adoption of SAB 101 did not have a material impact on the Company's financial position or the results of operations.

In March 2000 the Financial Accounting Standards Board issued Interpretation No 44 (FIN 44), "Accounting for Certain Transactions involving Stock Compensation, an Interpretation of APB Opinion No. 25. FIN 44 clarifies the application of APB No 25. for certain issues, including the definition of an employee, the treatment of the acceleration of stock options and the accounting treatment for options assumed in business combinations. FIN 44 became effective on July 1, 2000 but is applicable for certain transactions dating back to December 1998. The adoption of FIN 44 did not have a material impact on the Company's financial position or the results of operations.

Stockholders' Equity

Private Placements

During the month of February 2001 the company issued an aggregate of 1,037,641 shares in connection with a private sale of our securities. Each investor represented to us that they were "accredited investors." The shares were issued under the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

On February 20, 2001 the company issued an aggregate of 40,968,051 shares of common stock in connection with the acquisition of Seedling Technology Ventures, Inc. Mr. Douglas Spink, Seedling's Chief Executive Officer and Chairman, received 24,404,657 shares and Mr. Paul Peterson, Seedling's President and Director, received 625,760 shares. The issuance of these shares was claimed to be exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) of said Act.

On March 9, 2001 the company sold to Stonepath Group, Inc. 1,091,662 shares of common stock for $0.75 per share. Stonepath paid $452,900 in cash and forgave a total of $320,847 in indebtedness and claims against Seedling Technology Ventures, Inc. and its shareholders. Stonepath represented to us that they were an "accredited investor." The shares were issued under the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. Concurrently 427,796 shares held by Douglas B. Spink were returned into the company's treasury as payment for his obligations to Stonepath included in their forgiveness.

Stock Issued for Services

During 2000, Seedling entered into an agreement and a subsequent amendment, with Synergistic Connections, a consulting firm, and its principal Jeff Dunster for fund raising advisory services in return for the issuance of 100,000 shares of common stock to Synergistic Connections. The values ascribed to the shares were based on the fair market value of the Company's stock on the agreement date.

During 2000, Seedling entered into an agreement and a subsequent amendment, with Komatsu Investments a consulting firm, and its representatives Jeff Dunster and Darrell Fox, for fund raising advisory services in return for the issuance of 295,000 shares of common stock to Komatsu Investments. The values ascribed to the shares were based on the fair market value of the Company's stock on the agreement date.

Stock Purchase Warrants

On March 13, 2000, Seedling entered into an agreement with Synergistic Connections, a consulting firm and its principal Jeff Dunster for fund raising advisory services in return for the issuance of 1 common stock purchase warrant (the "Warrants") raised. The Warrants are exercisable into 175,000 of the Company's common shares at any time and from time to time and in whole or in part from the exercise date until (a) as to 87,500 shares, March 13, 2002 and
(b) as to 87,500 March 13, 2003. The exercise price is $0.25 per share.

On March 13, 2000, Seedling entered into an agreement with Corporate Dynamics, a consulting firm and its principal Darrell Fox for fund raising advisory services in return for the issuance of 1 common stock purchase warrant ("the Warrants") raised. The Warrants are exercisable into 175,000 of the Company's common shares at any time and from time to time and in whole or in part from the exercise date until (a) as to 87,500 shares, March 13, 2002 and (b) as to 87,500 March 13, 2003. The exercise price is $0.25 per share

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto and other information set forth in this report.

OVERVIEW

Seedling Technologies Corporation (Seedling or the Company) has traditionally operated in the buying, selling, and installation of computer, communications, and industrial networks, predominantly in the PRC though offices in the United States, Hong Kong and the PRC. On February 20, 2001 the Company completed a Securities Exchange Agreement ("Agreement") with the shareholders of Seedling Technology Ventures, Inc. ("Ventures"), an Oregon Corporation incorporated in June 1999, in which Seedling acquired all of the issued and outstanding shares of Ventures. In connection with the Agreement, Seedling issued 40,968,051 common shares to Venture's shareholders representing approximately 85% of Seedling's common stock and common stock equivalents. We also changed our corporate name to Seedling Technologies Corporation. For accounting purposes, Ventures is the deemed accounting acquirer, and its acquisition has been accounted for under the purchase method of accounting.

Seedling and its subsidiaries develop and operate technology companies and projects. The company identifies technology projects and acts as a catalyst for them to grow and prosper. Our client projects take various routes, from consulting engagements through outright acquisition of companies.

Seedling's consultative projects assist our client companies in preparing themselves for fundraising rounds, structuring their balance sheets, perfecting their technology plans, choosing appropriate business paths, and assisting them in creating liquidity and revenues.

Seedling also assists select clients in raising funds from private and institutional sources. We assist only assist projects in gaining funding when we believe these projects are well positioned for growth and profitability.

Seedling also will seek to acquire a project if our analysis of the strategic value of a project and available cash resources provide an opportunity to maximize the value of the project. Seedling expects to make additional acquisitions as market conditions allow. Often upon completion of an acquisition, the new subsidiary requires an immediate capital infusion. In these instances, Seedling either provides the capital or seeks outside funding sources. In the event Seedling itself provides that cash, it may be structured either as paid-in capital or short-term bridge debt for the subsidiary. As wholly owned subsidiaries develop, we may utilize these as a platform for additional acquisitions in related markets, or sell them to other parties engaged in complimentary businesses. Our strategy also envisions and promotes opportunities for synergistic business relationships among its companies

Our operations consist solely of the business of Seedling Technologies and its subsidiaries. Our subsidiaries consist of the following businesses:

We wrote off essentially all of the operations of the former Brighton and its' wholly owned subsidiary, BECL, as a result of the actions of previous management in dissipating those operations. Current management is seeking to recover some of these operations and related assets through the lawsuit filed March 26, 2001.

SouthernPlanet.com is a technology integration that provides comprehensive integrated network and Internet solutions to businesses in Latin America (primarily Chile) with services focused on the small and medium sized business market.

E-Ference, Inc., a network management software developer has developed a simple and effective solution to the growing need of small business network management. Their product, LANscaper, provides an effective tool for small network managers to better manage their network. LANscaper produces a computer-generated map of a network, which places an entire network at an administrator's fingertips and gives a user the ability to view and manage a network from a single server.

Period Ended March 31, 2001 Compared With the Period Ended March 31, 2000

RESULTS OF OPERATIONS

Revenues

Revenues for the period ended March 31, 2001 were $393,948 compared to $0 for the same period in 2000. Revenues associated with SouthernPlanet's integrated network and Internet solutions were $39,892 for the two months from the date of acquisition. We expect revenue from SouthernPlanet to increase monthly for 2001. Revenue consists of monthly fees for Internet connection, server hosting, systems administration, application rentals and Web site management services. Revenue for these services (other than installation fees) is generally billed and recognized monthly as service is provided, over the term of the contract, generally one to three years, based on actual usage. Installation fees are typically recognized at the time the installation occurs.

Gains from sales of investments we held were $354,056, which represented sales on stock in Webmodal and Stonepath. These gains are net of our cost of initial investment.

Cost of Sales

Cost of Sales for the period ended March 31, 2001 was $63,147 compared to $0 for the same period in 2000. Costs to deliver SouthernPlanet's integrated network and Internet solutions were $53,862 for the two months from the date of acquisition, which represented a Cost of Service of 135% of revenues. We have invested in Internet and service capability, which is excess to our current customers needs. We expect this capacity to be sold by increasing our customer base.

There was $9,285 in expenses associated with the sale of Webmodal stock, which represented a cost of sale of 5% of gross proceeds.

General and Administrative

Our general and administrative expenses were $423,440 for the period ended March 31, 2001 compared to $254,548 for the same period in 2000. Salaries and related expenses is the Company's biggest expense at $199,491 or 47.1% of total General and Administrative expenses for 2001. Of the expenses incurred in 2000, $252,500 was salaries and benefits.

SouthernPlanet continues to invest in infrastructure to support both the internal administrative and operational needs of the company as well as solutions and infrastructure for our customers. General and administrative costs for the period were $51,756 compared to $0 for the same period in 2000, including salaries and benefits of $40,664. We continue to incur costs to build our infrastructure in Latin America as well as legal and accounting fees and technical costs including such items as web development, installation and maintenance of our servers and communications technology.

Seedling's general and administrative expenses were $366,184 for the period ended march 31, 2001 including salaries and benefits of $158,829. Much of our focus on the first quarter was to stabilize our operations and infrastructure that was in such disarray when the new management team took over.

Professional fees were $119,867 or 28.3% of general and administrative expenses for the period ended March 31, 2001. We had not filed regulatory reports for 1998, 1999 or 2000 and incurred substantial costs associated with the process of dealing with these delinquent periods. We have changed stock transfer agents and determined that the unpaid fees were not recorded or paid by the previous management team. Additional legal expenses have been and will continue to be incurred in our efforts to recover our assets misappropriated by the previous management team. We have created a public relations budget and incurred approximately $12,000 in our communication to stockholders and the public of our activities and achievements during the period. We will continue to utilize the media and public relations firms to promote us in the marketplace.

Rent expense was $17,275 for the period ended March 31, 2001. We opened an office in Portland and relocated our headquarters in November 2000 and our expense for the period represent expenses associated with this office.

Travel and related expenses were $31,523 or 7.4% of general and administrative expenses for the period ended March 31, 2001. Our operations now include Latin America, which has increased our travel costs.

Selling and Marketing

Our selling and marketing expenses for the period ended March 31, 2001 were $22,405 compared to $0 in the same period in 2000. Of this, SouthernPlanet incurred $21,068. We will continue to budget selling and marketing expenses for our operations in all subsidiaries and expect these to decrease as a ratio to revenues over time as our monthly revenues grow.

Other Income and Expense

Our other income and expenses for the period ended March 31, 2001 was $73,447 compared with $0 for the same period in 2000. Of this, $77,323 was classified as other expense and represented the settlement of a legal dispute.

Net Loss

The net loss for the three months ended March 31, 2001 was $(210,667) or $0.01 per common share (basic and diluted) as compared to $(254,548) or $0.05 per common share (basic and diluted) for the same period in 2000.

LIQUIDITY AND CAPITAL RESOURCES

For the past two years, our working capital needs have been satisfied primarily through our private placement of securities and our borrowings from shareholders. We reasonably expect to continue to raise operating cash through private placements in the future. As of March 31, 2001 we had cash and cash equivalents of approximately $277,000, compared to $740 at December 31, 2000.

Net cash used in operating activities was $340,000 for the three months ended March 31, 2001 compared with net cash from operating activities of approximately $200,00 for the corresponding period ended March 31, 2000. The increase in cash expenditures was related to an increase in G&A and operating expenses as we expanded our business activities. We hired additional staff, moved to larger office space and increased investment in working capital compared to the three months ended March 31, 2000. Changes in our operating assets were the results of increases in funding, business receipts and prepayments of taxes and other expenses. During the first quarter of 2001 we acquired Seedling Technology Ventures Inc., SouthernPlanet and e-Ference, Inc. and their operations used cash during this period.

Net cash used in investing activities was approximately $130,000 and $203,000 for the three-month periods ended March 31, 2001 and 2000 respectively. Cash expenditures on investments available for sale decreased and purchase of property and equipment increased as compared to the similar period in 2000. We used funds to invest in the acquisition of subsidiaries as investment focus shifted from minority investments in affiliates to majority interest in target companies.

Net cash provided by financing activities was approximately $747,000 and $137,000 for the three-month periods ended March 31, 2001 and 2000 respectively. We raised approximately $1,269,000 net of transaction costs and treasury stock through the private placement of our stock. We reduced our long-term debt, and collected subscriptions receivable from private placements of our stock.

We incurred net losses of approximately $238,000 and $233,000 for the three-month periods ended March 31, 2001 and 2000 respectively. At March 31 2001, we had an accumulated deficit of approximately $1.4 million. The accumulated deficit was that of Seedling Technology Ventures Inc., from its inception up to our purchase of the company. Approximately $124,000 of the net losses was attributable to SouthernPlanet. The remainder was incurred by the parent company as we built out the infrastructure, pursued acquisitions and recorded expenses associated with our recently discovered financial irregularities on the part of previous management. We do not foresee having to make any more substantial investment in our infrastructure. Furthermore we do not foresee any major changes in our operating expenses moving forward and are continually reviewing our costs to make sure that we do not incur costs that do not contribute towards our profitability. We plan on investing in more companies the rest of this year with the goal of creating liquidity events that will result in positive cash flow for the company. However there can be no assurance that we will achieve profitability or that our operating losses will not increase in the future.

We do not have any long-term commitments that currently require a specified capital budget other than normal operations. We believe that current cash, cash equivalents and marketable securities balances will be sufficient to meet our anticipated operating cash needs for at least the next 12 months. With our current base of revenue generating activities, we believe that we will be able to continue to direct our effort towards profitability. We have determined that we may also need to seek additional capital to sustain our operations, fund expansion of our business, to develop new or enhanced services or products, to respond to competitive pressures or to acquire new affiliates which might impact our liquidity requirements or cause us to issue additional equity or debt securities. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. We continually evaluate opportunities to sell additional equity or debt securities, obtain credit facilities from lenders for strategic reasons or to further strengthen our financial position. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders.

We cannot assure you that we will be able to achieve and sustain positive cash flow or profitability or that we will have other sources available to provide the financial resources necessary to continue our operations. If we are unsuccessful in generating resources from one or more of the aforementioned sources and are unable to replace any shortfall with resources from another source, we may be able to extend the period for which available resources would be adequate by deferring the creation or satisfaction of various commitments, deferring the acquisition of affiliates, and otherwise scaling back operations. If we were unable to generate the required resources, our ability to meet our obligations and to continue our operations would be adversely affected

                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

         From time to time, the Company is a party to litigation, which arises, in the normal course of business. There is no litigation pending, or threatened that, if determined adversely, would have a material effect upon the business or financial condition of the company.

         On March 26, 2001 we commenced legal action against Mr. Kit Kung, Hung Yun and Alan Jurewicz, each of who were former officers and/or directors of the Company and Easi-Link.com, Inc. The complaint alleges that the defendants converted our property and assets, stole corporate opportunities, breached their fiduciary duty to the Company and breached their employment contracts. The action is pending in the Superior Court of New Jersey, Law Division, Bergen County. We continue to review company documents and based upon the results of our review and discovery requests, we may expand our lawsuit to include other parties.

Item 2.  Changes in Securities and Use of Proceeds
                  (a)      None
                  (b)      None
                  (c)      None
                  (d)      Not Applicable

Item 3.    Defaults upon Senior Securities
                  None

Item 4.    Submission of Matters to a Vote of Security Holders
                  None

Item 5.    Other Information
                  None

Item 6.  Exhibits and Reports on Form 8-K

         (a)      The following exhibits are filed as part of this report:
                  None

         (b)      Reports on Form 8-K

                  On March 7, 2001, we filed a Form 8-K reporting Item 1-Change of Control, Item 2-Acquisition or Disposition of Assets, Item 5-Other Events and Item 6-Resignation of Registrant Directors. There were no other Form 8-K's filed during the quarter ended March 31, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   May 21, 2001                  SEEDLING TECHNOLOGIES CORPORATION



                                       By: /s/ Douglas B. Spink
                                           -------------------------------------
                                           Douglas B. Spink, CEO and Principal
                                           Executive and Chief Financial Officer