Form 10QSB/A
period 2001-03-31
SEEDLING TECHNOLOGIES CORP
filed 2001-11-07
CIK 1029140

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------

                                  FORM 10-QSB/A

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

                         PART I - FINANCIAL INFORMATION

Item 1:    Financial Statements

                        SEEDLING TECHNOLOGIES CORPORATION


THE COMPANY DID NOT OBTAIN A REVIEW OF THESE INTERIM FINANCIAL STATEMENTS BY AN INDEPENDENT ACCOUNTANT USING PROFESSIONAL REVIEW STANDARDS AND PROCEDURES, ALTHOUGH THAT REVIEW IS REQUIRED BY PARAGRAPH (b) OF ITEM 310 OF REGULATION S-B.


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

Dated:   November 6, 2001                  SEEDLING TECHNOLOGIES CORPORATION



                                       By: /s/ Douglas B. Spink
                                           -------------------------------------
                                           Douglas B. Spink, CEO and Principal
                                           Executive and Chief Financial Officer